Form 10KSB
period 2007-12-31
DBL SENIOR CARE, INC.
filed 2008-04-01
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 333-148546

DBL SENIOR CARE, INC.
(Name of small business issuer in its charter)

Nevada	20-8248213
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

925 Gardenia Circle St. George, Utah	84790
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (801) 615-1254

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [   ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [   ]

The issuer's revenue for its most recent fiscal year was $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $31,500 as of March 31, 2008.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2008 was 5,630,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, DBL Senior Care’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

DESCRIPTION OF BUSINESS

Business Development and Summary

DBL Senior Care, Inc. was incorporated in the State of Nevada on January 17, 2007.  We are a development stage company with the goal of providing care, assistance and companionship to elderly, infirm or other home-bound individuals.  We have initiated our development and start-up activities, but have not yet commenced planned principal operations.  As of the date of this annual report, we have generated no revenues.

Our administrative office is located at 925 Gardenia Circle, St. George, Utah 84790.

Our fiscal year end is December 31.

Business of Issuer

Principal Products and Principal Markets

We plan to provide personal assistance services to patients in hospitals or nursing homes, the elderly, sick or any other such person who is physically unable to perform certain household chores or errands due to illness or other infirmity.  We are not a provider of medical services; rather, we seek to provide personal care and assistance that a sick or frail person would be unable to perform on their own.  Such services encompass any errand or odd job that a client would desire including, but not limited to, laundry, grocery shopping, cooking, cleaning or simply providing companionship.  We do not, however, intend to provide any health or medical-related service, or to replace or supplement medical personnel.  Instead, it is our objective to provide general personal services when family and friends cannot and that medical care-givers will not.  Initially, we plan to focus our efforts on the Southern Utah and Southern Nevada areas, as our base of operations is located nearby.

We believe it is important that the persons we employ or contract to perform services on our behalf are personable, patient and able to provide a high level of customer care and assistance.  We plan to ensure the professionals we hire are drug tested and thoroughly screened, through the performance of background and work reference checks, to screen applicants for any criminal activity and drug abuse.  Our management will undertake all screening, hiring and placement activities.  We then plan to be able to provide potential clients, upon request, with profiles of possible candidates that include a synopsis of their educational background and prior work experience.

Distribution Methods of the Products

We are currently in the process of establishing a base of operations as a personal care provider.  We have no methods of distribution in place, nor have we begun to provide services to any customer.  While we have no methods of distribution in place, we believe we will need to focus on recruiting individuals to provide our services to prospective customers.

Industry Background and Competition

We are a small, start-up company that has not generated any revenues and lacks a base of both clients and personal care providers.  We compete primarily against companies that specialize in providing personal care to individuals, such as personal concierges, housekeepers and personal assistants.  There are approximately 8 companies in the Southern Nevada and Southern Utah regions providing services that significantly overlap those we intend to provide.  All of our competitors have longer operating histories, established client relationships and greater financial, management and marketing resources than we do.  More established firms have a greater supply of available employees and contractors, substantial word-of-mouth referrals and established brand names, enabling them to attract a consistent flow of new customers and employees.

To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing efforts, we could lose revenues or clients and our margins would therefore decline, which could seriously harm our operating results.

Effect of Existing or Probable Governmental Regulations

Our management is not aware of any existing or probable government regulations that would have a material effect on our business.

We are a personal services company and not a healthcare concern.  The healthcare industry is subject to extensive and complex federal and state laws and regulations relating to professional licensure, conduct of operations, payment for services and payment for referrals.  We do not intend to provide medical services and therefore believe our business is not directly impacted by or subject to the laws and regulations that generally govern the healthcare industry.

Number of total employees and number of full time employees

We are currently in the development stage.  During the development stage, we plan to rely exclusively on the services of Debbie and Darrin Barnum, our officers and directors, to set up our business operations.  Mr. Darrin Barnum currently works for us on a part-time basis and expects to devote approximately 20 hours per week to our business.  Mrs. Debbie Barnum is currently dedicated to our efforts on a full-time basis.  There are no other full- or part-time employees.  There are no other full- or part-time employees.

We plan to hire individuals to assist us in providing our personal services to potential customers.  These persons will be paid on a per job basis and will be considered independent contractors.  We do not intend to enter into any employment agreements with any of these professionals.  Thus, these persons are not intended to be employees of our company.

Reports to Security Holders

1.

After this offering, we will furnish our shareholders with audited annual financial reports certified by our independent accountants.

2.

After this offering, we will file periodic and current reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.

The public may read and copy any materials DBL Senior Care, Inc. files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

Risk Factors

INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT IF DBL FAILS TO COMMENCE ITS PLANNED OPERATIONS.

DBL was formed in January 2007.  We have no yet commenced planned principal operations and, thus, have no demonstrable operations record on which you can evaluate the business and its prospects. DBL’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  These risks include, without limitation, competition, the absence of ongoing revenue streams, inexperienced management and lack of brand recognition.  We cannot guarantee that we will be successful in accomplishing our objectives.  To date, we have not generated any revenues and we expect to continue to incur losses in the foreseeable future.  If DBL fails in its objective to provide personal care assistance to sick and elderly persons, we may be forced out of business, in which case investors may lose their entire investment.

OUR OFFICERS AND DIRECTORS WORK FOR US ON A PART-TIME BASIS AND HAVE NO EXPERIENCE IN MANAGING A PUBLIC COMPANY.  AS A RESULT, WE MAY BE UNABLE TO DEVELOP OUR BUSINESS AND MANAGE OUR PUBLIC REPORTING REQUIREMENTS.

Our operations depend on the efforts of Debbie Barnum, our President, Treasurer, director and employee, and Darrin Barnum, our Secretary, director and employee.  Both Mr. and Mrs. Barnum currently work for us on a part-time basis and expect to each devote approximately 10-20 hours per week to our business and are prepared to dedicate additional time to our operations, as needed.  Neither Mr. nor Mrs. Barnum have any experience related to public company management or as a principal accounting or principal financial officer and works for us only on a part-time basis.  Because of this, Mr. and Mrs. Barnum may be unable to develop our business and manage our public reporting requirements.  We cannot guarantee you that we will overcome any such obstacle, which may cause us to cease operations.

DBL MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

We have limited capital resources and, since our inception, have incurred a net loss and experienced negative cash flows.  To date, we have funded our operations from the sale of equity securities and have not generated cash from our operations.  Although we believe we have enough capital to commence and continue our operations for the next approximately 12 months, unless we begin to generate sufficient revenues from providing our care and assistance services to finance operations as a going concern, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.  We have no intention of liquidating.  In the event our cash resources are insufficient to continue operations, we intend to raise addition capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate.  A possibility of such outcome presents a risk of complete loss of investment in our common stock.

DBL’S INDEPENDENT AUDITORS HAVE QUALIFIED THEIR REPORT TO EXPRESS SUBSTANTIAL DOUBT ABOUT OUR COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN.

DBL has yet to commence its planned principal operations.  As of the date of this Prospectus, DBL has had only limited start-up operations and generated no revenues.  Taking these facts into account, DBL’s independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement, of which this prospectus is a part.  If DBL’s care and assistance business fails, our investors may face a complete loss of their investment.

BECAUSE OF COMPETITIVE PRESSURES FROM COMPETITORS WITH MORE RESOURCES MCI MAY FAIL TO IMPLEMENT ITS BUSINESS MODEL PROFITABLY.

We are entering a highly competitive market segment.  Our expected competitors include larger and more established companies.  To the best of our management’s knowledge, some of our competitors include housekeeping services, personal concierges and other personal assistance and delivery services that range in size from sole proprietorships to national franchises, such as Merry Maids.  Generally, our competitors have longer operating histories, significantly greater financial and marketing resources, as well as greater name recognition.  Therefore, many of these competitors may be able to devote greater resources than we are capable of to attracting a larger base of clients and contractors.  Increased competition could result in lower than expected operating margins or loss of market share, any of which would materially and adversely affect our business, results of operation and financial condition.

OUR INTERNAL CONTROLS MAY BE INADEQUATE, WHICH COULD CAUSE OUR FINANCIAL REPORTING TO BE UNRELIABLE AND LEAD TO MISINFORMATION BEING DISSEMINATED TO THE PUBLIC.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

CHANGES IN CONSUMER PREFERENCES COULD REDUCE DEMAND FOR OUR SERVICES.

Any change in the preferences of elderly and infirm persons, our primary target demographic, that we fail to anticipate could reduce the demand for our assistance and care services that we intend to provide. Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our services, inefficient advertising and marketing methods and lower profit margins.

IF WE ARE UNABLE TO ATTRACT EMPLOYEES OR THIRD PARTY CONSULTANTS, WE MAY BE UNABLE TO EXECUTE OUR PLANNED OPERATIONS.

Our business is to provide personalized care to typically elder or sick individuals that need assistance outside of medical treatment.  We will be significantly reliant upon our ability to attract and retain individuals who possess the skills, experience and patience necessary care for those in our target market.  We compete generally for personnel with temporary healthcare staffing companies and other temporary staffing agencies.  We must establish and continually expand a network of care providers to keep pace with the needs of those who may require our services.  We may be unable to recruit and maintain a sufficient core of individuals, decreasing the potential for growth of our business.  Without such individuals, we will be unable to execute our business plan.

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO SECURE AND SATISFY DEMAND FOR OUR SERVICES.

We do not have long-term agreements or exclusive guaranteed contracts with any clients.  The success of our business depends upon our ability to continually secure new service requests and to fill those demands with professional care providers.  If we fail to maintain positive relationships with clients, we may be unable to generate new service requests and our business will be adversely affected.

IF WE WERE TO BECOME SUBJECT TO THE REGULATIONS GOVERNING HEALTHCARE PROVIDERS, WE MAY SUFFER PENALITIES, FINES AND/OR CEASE OPERATIONS.

Our management is not aware of any current or pending regulations or legislation that we are subject to.  We are a provider of non-medical care and assistance.  Although we do not purport to be a healthcare concern, there can be no assurance that certain actions or activities we may undertake will not be classified as medical-related.  The healthcare industry is subject to extensive and complex federal and state laws and regulations related to professional licensure, conduct of operations, payment for services and payment for referrals.  If we fail to abstain from medical or healthcare services, we may become subject to certain laws and regulations that are not skilled or licensed to perform under and we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders.

WE MAY BE LEGALLY LIABLE FOR DAMAGES RESULTING FROM MISTREATMENT OF OUR CLIENTS.

Because we are in the business of placing our employees or third party contractors in the homes and workplaces of elderly or infirm individuals, we may be subject to possible claims by our employees and contractors, alleging discrimination, sexual harassment, negligence and other similar activities.  In addition, we may become subject to claims related to torts or crimes committed by the professionals we seek to employ.  The cost of defending such claims, even if groundless, could be substantial and the associated negative publicity could adversely affect our ability to conduct business in the future.  We currently do not carry professional liability insurance to mitigate these risks.  If we are unable to obtain and maintain adequate insurance coverage at a reasonable cost, or if potential insurers deny coverage, we may be exposed to substantial liabilities that could force us out of business.

PURCHASERS IN THIS OFFERING WILL HAVE LIMITED CONTROL OVER DECISION-MAKING BECAUSE THE PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS OF DBL CONTROL THE MAJORITY OF OUTSTANDING STOCK IN MCI.

Our directors and executive officers beneficially own approximately 88.8% of the outstanding common stock.  This concentration of ownership limits the power to exercise control by the minority shareholders that will have purchased their stock in this offering.  As a result, this stockholder could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  In addition, the concentration of control may inhibit a change of control and may adversely affect the market price of our common stock, to the extent a market develops.

CONFLICTS OF INTEREST FACED BY THE TOP MANAGEMENT OF MCI MAY JEOPARDIZE THE BUSINESS CONTINUITY OF DBL.

Mr. and Mrs. Barnum, our officers and directors, may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, our officers may face a conflict in selecting between DBL and their other business interests.  We do not believe that either Mr. or Mrs. Barnum will not consider entering a similar line of business as we conduct; however, there can be no assurance of this.  DBL has not formulated a policy for the resolution of such conflicts.

WE ARE DEPENDENT UPON OUR OFFICERS AND DIRECTORS, THE LOSS OF EITHER OR BOTH MAY FORCE US OUT OF BUSINESS.

The operations of DBL Senior Care, Inc. depend substantially on the skills and experience of Debbie Barnum and Darrin Barnum.  Without employment contracts, we may lose these individuals to other pursuits without sufficient warning and, consequently, go out of business.

YOU MAY NOT BE ABLE TO SELL YOUR SHARES IN OUR COMPANY BECAUSE THERE IS NO PUBLIC MARKET FOR OUR STOCK.

There is no public market for our common stock.  Our common stock is currently held amongst a small community of shareholders.  Therefore, the current and potential market for our common stock is limited.  Although we expect to undertake steps that would create a publicly traded market for our stock, the liquidity of our shares may be severely limited.  DBL cannot guarantee that a meaningful trading market will develop.

If the stock ever becomes tradable, the trading price of DBL’s common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

OUR COMMON STOCK MAY NOT BE TRANSFERABLE WITHOUT MEETING SECURITIES REGISTRATION REQUIREMENTS OR EXEMPTION THEREFROM.

We have not blue skied our securities in any jurisdiction and have not identified any exemptions from registration.  As a result, investors in our common stock may have difficulty selling their shares unless they are able to register their shares or find an exemption therefrom.  Furthermore, broker-dealers may be unwilling or unable to act on behalf of investors in our common stock unless or until the shares are registered, or an applicable exemption from registration is identified, in certain states in which our common stock may be offered or sold.

INVESTORS MAY BE UNABLE TO SELL THEIR SHARES WITHOUT COMPLYING WITH “BLUE SKY” REGULATIONS.

Each state has its own securities laws, also known as blue sky laws, which, in part, regulates both the offer and sale of securities.  In most instances, offers or sales of a security must be registered or exempt from registration under these blue sky laws of the state or states in which the security is offered and sold.  The laws and filing or notification requirements tend to vary between and among states.  Sales by the selling shareholders may occur in Nevada and Utah.  Apart from the States of Nevada and Utah, we have not made any determinations as to where such resale transactions may or may not occur.  Resale transactions in any State except Nevada and Utah require proper diligence on the part of the investor.  Investors should consult an attorney or a licensed investment professional prior to delving into blue sky laws.  Failure to comply with applicable securities regulations may lead to fines or imprisonment.

INVESTORS MAY HAVE DIFFICULTY LIQUIDATING THEIR INVESTMENT BECAUSE MCI STOCK IS SUBJECT TO PENNY STOCK REGULATION.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules; the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

DESCRIPTION OF PROPERTY

DBL Senior Care, Inc. uses office space at 925 Gardenia Circle, St. George, UT 84790.  Mr. and Mrs. Barnum, our directors, executive officers and shareholders, are providing the office space at no charge to us.  We believe that this arrangement is suitable given that our current operations are primarily administrative.  We also believe that we will not need to lease additional administrative offices for at least the next 12 months.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of DBL Senior Care, Inc. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of DBL Senior Care, Inc. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee, or consultant of DBL Senior Care, Inc. has been convicted of violating a federal or state securities or commodities law.

DBL Senior Care, Inc. is not a party to any pending legal proceedings.

No director, officer, significant employee or consultant of DBL Senior Care, Inc. has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

As of March 31, 2008, no public market in our common stock exists and there can be no assurance that a meaningful trading market will subsequently develop.  We make no representation about the value of our common stock.

Shares Available Under Rule 144

We have 5,630,000 shares of common stock outstanding, of which 5,000,000 shares bear a restricted legend.  In general, under Rule 144 as currently in effect, a person, or persons whose shares are aggregated, who owns shares that were purchased from us, or any affiliate, at least one year previously, including a person who may be deemed our affiliate, is entitled to sell within any three month period, a number of shares that does not exceed the greater of:

1.

1% of the then outstanding shares of our common stock; or

2.

The average weekly trading volume of our common stock during the four calendar weeks preceding the date on which notice of the sale is filed with the Securities and Exchange Commission.

Sales under Rule 144 are also subject to manner of sale provisions, notice requirements and the availability of current public information about us.  Any person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who owns shares within the definition of “restricted securities” under Rule 144 under the Securities Act that were purchased from us, or any affiliate, at least two years previously, is entitled to sell such shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, public information requirements or notice requirements.

Future sales of restricted common stock under Rule 144 or otherwise or of the shares could negatively impact the market price of our common stock.  We are unable to estimate the number of shares that may be sold in the future by our existing stockholders or the effect, if any, that sales of shares by such stockholders will have on the market price of our common stock prevailing from time to time.  Sales of substantial amounts of our common stock by existing stockholders could adversely affect prevailing market prices.

Holders

As of the date of this prospectus, DBL Senior Care, Inc. has 5,630,000 shares of $0.001 par value common stock issued and outstanding held by 20 shareholders of record.  Our Transfer Agent is Pacific Stock Transfer, 500 E. Warm Springs Road, Suite 240 Las Vegas, Nevada  89123, phone (702) 361-3033.

Dividends

DBL Senior Care, Inc. has never declared or paid any cash dividends on its common stock.  For the foreseeable future, DBL intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2007, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.

The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

2.

The weighted-average exercise price of the outstanding options, warrants and rights; and

3.

Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities

In January 2007, we issued 5,000,000 shares of our common stock at a price of $0.001 per share to two shareholders, Debbie Barnum and Darrin Barnum, both of whom are our founding shareholders and officers and directors.  This sale of stock did not involve any public offering, general advertising or solicitation.  The shares were issued in exchange for cash in the amount of $5,000.  At the time of the issuances, both Mr. and Mrs. Barnum had fair access to and were in possession of all available material information about our company, as they are both officers and directors of DBL.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholders qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

In August 2007, we sold 630,000 shares of our common stock to eighteen unrelated shareholders.  The shares were issued at a price of $0.05 per share for total cash in the amount of $31,500.  The shares bear a restrictive transfer legend.  This August 2007 transaction (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers and (c) relied on a detailed disclosure document to communicate to the investors all material facts about DBL Senior Care, Inc., including an audited balance sheet and reviewed statements of income, changes in stockholders’ equity and cash flows.  Each purchaser was given the opportunity to ask questions of us.  Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act of 1933, as amended.

MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; plans for opening one or more restaurant units (including the scope, timing, impact and effects thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  DBL Senior Care, Inc.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the restaurant industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

DBL Senior Care, Inc. was incorporated in Nevada on January 17, 2007.  We are a startup and have not yet realized any revenues.  Our efforts have focused primarily on the development and implementation of our business plan.  No development related expenses have been or will be paid to our affiliates.

During the period from our inception on January 17, 2007 to December 31, 2007, we did not generate any revenues, and incurred a net loss of $7,507, attributable to $7,548 in general and administrative expenses related to the cost of developmental activities and other income of $41 related to the reversal of bank fees.

No development related expenses have been or will be paid to our affiliates.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this registration statement.  If our business fails, our investors may face a complete loss of their investment.

At the time of incorporation, we had limited to no operations and no funds with which to finance our operations.  As a result, since our incorporation, we have raised capital through private sales of our common equity, as follows:

1.

On January 17, 2007, we sold 5,000,000 shares of our common stock to our two founders, both of whom serve as our officers and directors.  At the time of the issuance, the full subscription price was not received, and thus the transaction was classified as a subscriptions receivable for $5,000.  As of February 2, 2007, the entire subscription amount of $5,000 was collected.

2.

In July 2007, an officer and director donated $200 in cash, which amount is not expected to be repaid.

3.

On August 6, 2007, we completed a private placement of our common stock, pursuant to Regulation D, Rule 505, whereby we sold 630,000 shares of our common stock for total cash proceeds of $31,500.  Prior to, and up to the time of this offering, our operations were minimal and limited to forming our corporate identity, obtaining seed capital through sales of our equity, establishing our corporate hierarchy and began pursuit of our primary business plan.

As of December 31, 2007, we had $29,193 of cash on hand, which we believe is sufficient to continue our operations for the next at least 12 months.  Our management believes these funds are sufficient to implement our planned strategies and establish a base of operations over the next 12 months.  However, if our expenses are greater than anticipated and we do not generate sufficient cash flow to support our operations over the next nine to 12 months, we may need to raise further capital by issuing capital stock or debt securities in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

As of the date of this registration statement we are a development stage company with no revenues and a limited operational history.  Our business goal is to provide services to elderly or infirm individuals who desire personal, non-medical, assistance.  Our management believes the most critical operational objective in order for us to become a going concern is to develop and implement a marketing strategy. Within the next three months, our management plans to develop and implement a promotional strategy to generate awareness of our brand and proposed services.  Our current plan is to utilize print media, such as newspapers, as well as posting fliers on help boards around the Southern Nevada and Southern Utah regions.  Our management estimates our budget for these advertising methods is approximately $7,500. In addition, we intend to stimulate a grass-roots marketing campaign by attending community, church and local gatherings.  We intend to continuously assess new marketing strategies; thus, we cannot predict whether the actual marketing and advertising efforts we implement will remain in its current form or not.  To date, we have not developed or implemented any marketing strategy.

Our officers and directors recognize that we are required to continuously file reports with the SEC and any exchange we may be listed on, and understand the resultant increased costs of being a public reporting company.  As a result, we expect to incur approximately $10,000 in accounting fees and about $5,000 in legal and professional expenses related to being a public reporting company over the next 12 months.  Although our officers and directors have no specific experience managing a public company, we believe these funds will be sufficient to maintain our status as a reporting company with the SEC.

We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital.  If we do not generate sufficient cash flow to support our operations over the next 12 months, or if our overhead increases substantially, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

As of the date of the registration statement, we have no plans to perform any product research and development in the near term.  There are no expected purchases of plant or significant equipment.  Also, there are no plans to hire additional personnel in the near term.

We currently do not have any material contracts and or affiliations with third parties.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers and directors appear sufficient at this time.

Our management does not expect to incur research and development costs.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

DBL Senior Care, Inc.

(A Development Stage Company)

Balance Sheet

as of

December 31, 2007

and

Statements of Operations,

Stockholders’ Equity, and

Cash Flows

For the year ended

December 31, 2007,

and

for the period

January 17, 2007 (Date of Inception)

through

December 31, 2007

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

                   PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DBL Senior Care, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of DBL Senior Care, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the period from inception on January 17, 2007 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DBL Senior Care, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the period from inception on January 17, 2007 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred a net loss of $7,507 and has had no sales, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

March 27, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

F1

DBL Senior Care, Inc.

(a Development Stage Company)

Balance Sheet

December 31,
2007
Assets

Current assets:
Cash	$29,193
Total current assets	29,193

$29,193

Liabilities and Stockholders’ Equity

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 70,000,000 shares
authorized, 5,630,000 shares issued and outstanding	5,630
Additional paid-in capital	31,070
(Deficit) accumulated during development stage	(7,507)
29,193

$29,193

The accompanying notes are an integral part of these financial statements.

F2

DBL Senior Care, Inc.

(a Development Stage Company)

Statement of Operations

January 17, 2007
(Inception) to
December 31, 2007

Expenses:
General and administrative expense	$7,548
Total expenses	7,548

Other income:
Other income	41
Total other income	41

(Loss) before provision for taxes	(7,507)

Provision for income taxes	-

Net (loss)	$(7,507)

Weighted average number of
common shares outstanding - basic and fully diluted	5,227,414

Net (loss) per common share - basic and fully diluted	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

DBL Senior Care, Inc.

(a Development Stage Company)

Statement of Stockholders’ Equity

						(Deficit)
			Additional	Common		Accumulated	Total
	Common Stock		Paid-in	Stock	Subscriptions	During	Stockholders’
	Shares	Amount	Capital	Subscribed	Receivable	Stage	Equity

January 2007
Subscriptions receivable	5,000,000	$-	$-	$5,000	$(5,000)	$-	$-

January 2007
Founders’ shares
issued for cash	-	5,000	-	(5,000)	5,000	-	5,000

July 2007
Donated capital	-	-	200	-	-	-	200

August 2007
Private placement	630,000	630	30,870	-	-	-	31,500

Net (loss)
For the period January 17, 2007
(Inception) to December 31, 2007	-	-	-	-	-	(7,507)	(7,507)

Balance, December 31, 2007	5,630,000	$5,630	$31,070	$-	$-	$(7,507)	$29,193

The accompanying notes are an integral part of these financial statements.

F4

DBL Senior Care, Inc.

(a Development Stage Company)

Statement of Cash Flows

January 17, 2007
(Inception) to
December 31, 2007

Operating activities
Net (loss)	$(7,507)
Net cash (used) by operating activities	(7,507)

Financing activities
Donated capital	200
Issuances of common stock	36,500
Net cash provided by financing activities	36,700

Net increase (decrease) in cash	29,193
Cash – beginning	-
Cash – ending	$29,193

Supplemental disclosures:
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these financial statements.

F5

DBL Senior Care, Inc.

(a Development Stage Company)

Notes to Financial Statements

Note 1 – History and organization of the company

The Company was organized January 17, 2007 (Date of Inception) under the laws of the State of Nevada, as DBL Senior Care, Inc.  The Company is authorized to issue up to 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

The business of the Company is to provide personal care services to elderly, handicapped or other home-bound individuals suffering infirmity.  The Company has limited operations and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), “Accounting and Reporting by Development Stage Enterprises,” the Company is considered a development stage company.

Note 2 – Accounting policies and procedures

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2007.

Equipment

Property and equipment are recorded at historical cost.  Minor additions and renewals are expensed in the year incurred.  Major additions and renewals are capitalized and depreciated over their estimated useful lives.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.

Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectibility is reasonably assured.  The Company recognizes revenues on sales of its services, based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time the service is provided to the customer.

Management periodically evaluates the need for establishing a reserve for service warranty liability. As of December 31, 2007, management has concluded that neither a reserve for warranty liability is required.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2007.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2007.

F6

DBL Senior Care, Inc.

(a Development Stage Company)

Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock warrants were exercised into common stock.  For the period ended December 31, 2007, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants on the Company’s net loss.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998.  With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

General and administrative expenses

The significant components of general and administrative expenses consists of meals and entertainment expenses, legal and professional fees, outside services, office supplies, postage, and travel expenses.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

F7

DBL Senior Care, Inc.

(a Development Stage Company)

Notes to Financial Statements

Note 2 – Accounting policies and procedures (continued)

Recent pronouncements

In June 2006, the Financial Accounting Standards Board (:FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on our balance sheet or statement of operations.

In September 2006, the Securities and Exchange Commission staff (“SEC”) issued SAB 108.  SAB 108 was issued to provide consistency to how companies quantify financial statement misstatements.  SAB 108 establishes an approach that requires companies to quantify misstatements in financial statements based on effects of the misstatement on both the consolidated balance sheet and statement of operations and the related financial statement disclosures.  Additionally, companies must evaluate the cumulative effect of errors existing in prior years that previously had been considered immaterial.  We adopted SAB 108 in connection with the preparation of our annual financial statements for the year ended December 31, 2007 and found no adjustments necessary.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 1007, and interim periods within those years.  The provisions of SFAS No. 157 are to be applied proactively upon adoption, except for limited specified exemptions.  We are evaluating the requirements of SFAS No. 157 and do not expect the adoption to have a material impact on our balance sheet or statement of operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Stock based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company has adopted this standard will and expects to have a material impact on its financial statements assuming employee stock options or awards are granted in the future.

Year end

The Company has adopted December 31 as its fiscal year end.

F8

DBL Senior Care, Inc.

(a Development Stage Company)

Notes to Financial Statements

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($7,507) for the period from January 17, 2007 (inception) to December 31, 2007, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

The Company recently completed an offering of its equity securities to obtain operating capital.  In the event additional capital is required, the President of the Company has agreed to provide funds as a loan over the next twelve-month period, as may be required.  However, the Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 – Income taxes

For the period ended December 31, 2007, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2007, the Company had approximately $7,507 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2027.

The components of the Company’s deferred tax asset are as follows:

December 31,
2007
Deferred tax assets:
Net operating loss carryforwards	2,552
Valuation allowance	(2,552)
Total deferred tax assets	$ -0-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2007.

Note 5 – Stockholders’ equity

The Company is authorized to issue up to 70,000,000 shares of common stock, each have a par value of $0.001, and up to 5,000,000 shares of preferred stock, each with a par value of $0.001.

On January 17, 2007, the Company issued 5,000,000 shares of its par value common stock as founders’ shares to two officers and directors in exchange for a subscription receivable in the amount of $5,000.  The subscription receivable was satisfied on February 2, 2007, with a cash payment of $5,000.

On July 30, 2007, an officer and director of the Company donated cash in the amount of $200.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

F9

DBL Senior Care, Inc.

(a Development Stage Company)

Notes to Financial Statements

Note 5 – Stockholders’ equity (continued)

On August 6, 2007, the Company issued an aggregate of 630,000 shares of its $0.001 par value common stock for total cash of $31,500 in a private placement pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended.

As of December 31, 2007, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of December 31, 2007, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 – Related party transactions

On January 17, 2007, the Company issued 5,000,000 shares of its par value common stock as founders’ shares to two officers and directors in exchange for a subscription receivable in the amount of $5,000.  The subscription receivable was satisfied on February 2, 2007, with a cash payment of $5,000.

On July 30, 2007, an officer and director of the Company donated cash in the amount of $200.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

The Company does not lease or rent any property.  Office services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

F10

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by Moore & Associates, Chartered, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2007 Moore & Associates, Chartered identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

OTHER INFORMATION

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DBL Senior Care, Inc.'s Directors are elected by the stockholders to a term of one (1) year and serve until their successors are elected and qualified.  The officers are appointed by the Board of Directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Position	Period of Service (1)

Debbie Barnum(2)	President, Treasurer, CEO and Director	January 2008 – 2009

Darrin Barnum(2)	Secretary and Director	January 2008 – 2009

Notes:

1.

All directors will hold office until the next annual meeting of the stockholders, which shall be held in January of 2009, and until successors have been elected and qualified.  Our officers were appointed by the Board of Directors and will hold office until they resigns or are removed from office.

2.

The officers and directors of DBL Senior Care have obligations to entities other than the Company.  The Company expects each individual to spend approximately not less than 10 hours per week on the Company’s business affairs, or as needed.  At the date of this prospectus, we are not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

Background of Directors, Executive Officers, Promoters and Control Persons

Debbie Barnum, President:  Between 1997 and 2000, Mrs. Barnum performed a number of duties, beginning as a cashier and increasing in responsibility to accounting, customer service manager and eventually as department manager.  From 2000 to 2003, as a sole proprietor she cared for and assisted elderly persons in the capacities that DBL Senior Care seeks to provide.  She provided companionship, prepared meals, transportation and ran general errands, as necessary.  From 2003 to 2005, Mrs. Barnum was a high limit host at Atlantis Casino and Resort, where she provided individualized guest services and other complementary duties.  In 2005, she returned to providing care to the elderly and infirm as a sole proprietor, and continues to do so today.  Mrs. Barnum is responsible for a comprehensive range of responsibilities as a caregiver.

Darrin Barnum, Secretary:  Mr. Barnum has served as an assistant manager at Wal-Mart from 1993 through the present.  His responsibilities include, without limitation, supervising approximately 40 associates at any given time, as well as manage the daily operations of the store.  In December 2006, Mr. Barnum joined his wife, Debbie Barnum, the President of DBL Senior Care, in the elderly care business.

Family Relationships

Debbie Barnum and Darrin Barnum are married.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.  Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2007 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a).

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal year ended December 31, 2007, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the three other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Debbie Barnum	2007	0	0	0	0	0	0	0	0
President

Darrin Barnum	2007	0	0	0	0	0	0	0	0
Secretary

Directors' Compensation

Our director is not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our director for services she provides as a director of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not paid any compensation to our officers, directors and employees.  We do not have employment agreements.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.  We do not currently have plans to pay any compensation until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date of this offering with respect to the beneficial ownership of DBL Senior Care, Inc.’s common stock by all persons known by DBL Senior Care to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class

Common	Debbie Barnum, President and Director	2,500,000	44.4%

Common	Darrin Barnum, President and Director	2,500,000	44.4%

	All Directors and Officers as a group (2 persons)	5,000,000	44.4%

Notes:

1.

The address of each executive officer and director is c/o DBL Senior Care, Inc., 925 Gardenia Circle, St. George, Utah 84790.

2.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 17, 2007, we issued 5,000,000 shares of its par value common stock as founders’ shares to Debbie Barnum and Darrin Barnum, both of whom are officers and directors, in exchange for a subscription receivable in the amount of $5,000.  The subscription receivable was satisfied on February 2, 2007, with a cash payment of $5,000.

On July 30, 2007, an officer and director donated cash in the amount of $200.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

DBL uses office space and services provided without charge by Mr. Darrin Barnum and Mrs. Debbie Barnum, our directors and shareholders.

EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on January 9, 2008.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended 2007 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2007

Audit fees	$5,000
Audit-related fees	-
Tax fees	-
All other fees	-

Total fees	$5,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

DBL SENIOR CARE, INC.
(Registrant)

By: /s/ Debbie Barnum, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Debbie Barnum	President, CEO and Director	March 31, 2008
Debbie Barnum

/s/ Debbie Barnum	Chief Financial Officer	March 31, 2008
Debbie Barnum

/s/ Debbie Barnum	Chief Accounting Officer	March 31, 2008
Debbie Barnum