Form 10QSB
period 2008-03-31
DBL SENIOR CARE, INC.
filed 2008-05-20
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-148546

DBL SENIOR CARE, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8248213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

925 Gardenia Circle, St. George, Utah	84790
(Address of principal executive offices)	(Zip Code)

(801) 615-1254
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 19, 2008:

5,630,000

DBL SENIOR CARE, INC.

(A Development Stage Company)

3

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB, originally filed with the Commission on April 1, 2008, and subsequent amendments made thereto.

DBL Senior Care, Inc.

(a Development Stage Company)

Condensed Balance Sheet

March 31,
Assets	2008

Current assets:
Cash	$24,413
Total current assets	24,413

$24,413

Liabilities and Stockholders’ Equity

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 70,000,000 shares
authorized, 5,630,000 shares issued and outstanding	5,630
Additional paid-in capital	31,070
(Deficit) accumulated during development stage	(12,287)
24,413

$24,413

The accompanying notes are an integral part of these financial statements.

DBL Senior Care, Inc.

(a Development Stage Company)

Condensed Statements of Operations

	For the three months ended		January 17, 2007
	March 31,		(Inception) to
	2008	2007	March 31, 2008

Expenses:
General and administrative expenses	$4,780	$3,404	$12,328
Total expenses	4,780	3,404	12,328

Other income:
Other income	-	-	41
Total other income	-	-	41

(Loss) before provision for income taxes	(4,780)	(3,404)	(12,287)

Provision for income taxes	-	-	-

Net (loss)	$(4,780)	$(3,404)	$(12,287)

Weighted average number of
common shares outstanding - basic and fully diluted	5,630,000	5,000,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

DBL Senior Care, Inc.

(a Development Stage Company)

Condensed Statements of Cash Flows

	For the three months ended		January 17, 2007
	March 31,		(Inception) to
	2008	2007	March 31, 2008
Cash flows from operating activities
Net (loss)	$(4,780)	$(3,404)	$(12,287)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-	400	-
Net cash (used) by operating activities	(4,780)	(3,004)	(12,287)

Cash flows from financing activities
Donated capital	-	-	200
Issuances of common stock	-	5,000	36,500
Net cash provided by financing activities	-	5,000	36,700

Net (decrease) increase in cash	(4,780)	1,996	24,413
Cash - beginning	29,193	-	-
Cash - ending	$24,413	$1,996	$24,413

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DBL Senior Care, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2007 and notes thereto included in the Company's annual report on Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - History and organization of the company

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($12,287) and had no sales for the period from January 8, 2007 (inception) to March 31, 2008.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

DBL Senior Care, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

Note 4 - Stockholders’ equity

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

As of March 31, 2008, there have been no other issuances of common stock.

Note 5 - Warrants and options

As of March 31, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 - Related party transactions

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

Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about the Company’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Overview

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

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

Management’s Discussion

From the period since our inception on January 17, 2007 to March 31, 2008, we did not generate any revenues.  Our singular goal is currently to develop and implement our person assistance business.  To that end, we spent a total of $4,780 during the three month period ended March 31, 2008, consisting solely of general and administrative expenses.  General and administrative expenses mainly consist of office expenditures and accounting and legal fees.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  In the year ago three month period ended March 31, 2007, total expenses were $3,404, consisting solely of general and administrative expenses. Aggregate expenses since our inception amounted to $12,328, all of which are attributable to general and administrative costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the three month period ended March 31, 2008, our net loss totaled $4,780.  In the year ago three months ended March 31, 2007, we had a net loss of $3,404.  We are unable to predict if and when we will begin to generate revenues or stem our losses.  However, our management does anticipate ongoing losses for the next at least 12 months.  Since our inception, we have accumulated net losses in the amount of $12,287.  There is significant uncertainty projecting future profitability due to our relatively short operating period, our history of losses and lack of revenues.

In order for us to achieve profitability and support our planned ongoing operations, we believe that we must generate a minimum of approximately $10,000 - $15,000 in sales per year.  However, we cannot guarantee that we will generate any sales, let alone achieve that target.  Our management believes the most critical operational objective in order for us to become a going concern is to develop and implement a marketing strategy.  Within the next three to six months, our management plans to develop and implement a promotional strategy to generate awareness of our brand and proposed services.  Our current plan is to utilize print media, such as newspapers, as well as posting fliers on help boards around the Southern Nevada and Southern Utah regions.  Our management estimates our budget for these advertising methods is approximately $5,000.  In addition to formal advertising, we have attempted to stimulate a grass-roots marketing campaign by attending community, church and local gatherings.  As of the date of this quarterly report, we have not realized any sales as a result of our grass-roots efforts.  While no sales have resulted from our attending community events, we will continue to pursue this method of brand marketing since the cost of doing so nominal.  We intend to continuously assess new marketing strategies; thus, we cannot predict whether the actual marketing and advertising efforts we implement will remain in its current form or not.

Our management expects that we will experience net cash out-flows for the fiscal year 2008, given developmental nature of our business.  We believe that our cash on hand as of March 31, 2008, in the amount of $24,413, is sufficient to maintain our current level of operations for the next approximately 12 months.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers and directors appear sufficient at this time.  Our officers and directors work for us on a part-time basis, and are prepared to devote additional time, as necessary.  We do not expect to hire any additional employees over the next 12 months.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors was advised by Moore & Associates, LLP, our independent registered public accounting firm, that during their performance of audit procedures, Moore & Associates, LLP, identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II - OTHER INFORMATION

Unregistered Sales of Equity Securities

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

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws *

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC on January 9, 2008, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DBL SENIOR CARE, INC.
(Registrant)

Signature	Title	Date

/s/ Debbie Barnum	President, CEO and Director	May 19, 2008
Debbie Barnum

/s/ Debbie Barnum	Chief Financial Officer	May 19, 2008
Debbie Barnum

/s/ Debbie Barnum	Chief Accounting Officer	May 19, 2008
Debbie Barnum