Form 10-Q
period 2008-06-30
DBL SENIOR CARE, INC.
filed 2008-08-14
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008
Or
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,630,000 shares
(Class)	(Outstanding as at June 30, 2008)

DBL SENIOR CARE, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB, originally filed with the Commission on April 1, 2008.

DBL Senior Care, Inc.

(a Development Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$9,812	$29,193
Total current assets	9,812	29,193

	$9,812	$29,193

Liabilities and Stockholders’ Equity

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares
authorized, 5,630,000 shares issued and outstanding	5,630	5,630
Additional paid-in capital	31,070	31,070
(Deficit) accumulated during development stage	(26,888)	(7,507)
	9,812	29,193

	$9,812	$29,193

The accompanying notes are an integral part of these financial statements.

DBL Senior Care, Inc.

(a Development Stage Company)

Condensed Statements of Operations

	Three Months Ended		Six Months Ended		January 17, 2007
	June 30,		June 30,		(Inception) to
	2008	2007	2008	2007	June 30, 2008

Expenses:
General and administrative expenses	$14,601	$1,637	$19,381	$5,041	$26,929
Total expenses	14,601	1,637	19,381	5,041	26,929

Other expenses:
Other income	-	-	-	-	(41)
Total other income	-	-	-	-	(41)

(Loss) before provision for income taxes	(14,601)	(1,637)	(19,381)	(5,041)	(26,888)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(14,601)	$(1,637)	$(19,381)	$(5,041)	$(26,888)

Weighted average number of
common shares outstanding - basic and fully diluted	5,630,000	5,000,000	5,630,000	5,000,000

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

DBL Senior Care, Inc.

(a Development Stage Company)

Condensed Statements of Cash Flows

	Six months ended		January 17, 2007
	June 30,		(Inception) to
	2008	2007	June 30, 2008
Cash flows from operating activities
Net (loss)	$(19,381)	$(5,041)	$(26,888)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-	-	-
Net cash (used) by operating activities	(19,381)	(5,041)	(26,888)

Cash flows from financing activities
Donated capital	-	-	200
Issuances of common stock	-	5,000	36,500
Net cash provided by financing activities	-	5,000	36,700

Net (decrease) increase in cash	(19,381)	(41)	9,812
Cash - beginning	29,193	-	-
Cash - ending	$9,812	$(41)	$9,812

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DBL Senior Care, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2008 and December 31, 2007

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($26,888) and had no sales for the period from January 8, 2007 (inception) to June 30, 2008.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

DBL Senior Care, Inc.

(a Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2008 and December 31, 2007

Note 4 - Stockholders’ equity (continued)

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

As of June 30, 2008, there have been no other issuances of common stock.

Note 5 - Warrants and options

As of June 30, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Management's Discussion and Analysis and Results of Operation

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

Overview

DBL Senior Care, Inc. was incorporated in the State of Nevada on January 17, 2007.  We are a development stage company that provides care, assistance and companionship to elderly, infirm or other home-bound individuals.  We provide personal assistance services to patients in hospitals or nursing homes, the elderly, sick or any other such person who is physically unable to perform certain household chores or errands due to illness or other infirmity.  We are not a provider of medical services; rather, we seek to provide personal care and assistance that a sick or frail person would be unable to perform on their own.  Such services encompass any errand or odd job that a client would desire including, but not limited to, laundry, grocery shopping, cooking, cleaning or simply providing companionship.  We do not, however, provide any health or medical-related service, or to replace or supplement medical personnel.  Instead, we provide general personal services when family and friends cannot and that medical care-givers will not. We are currently focused on the Southern Utah and Southern Nevada areas, as our base of operations is located nearby.

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

Management’s Discussion and Analysis and Results of Operation

Since our inception on January 17, 2007 to June 30, 2008, we have not generated any revenues.  Our singular goal is currently to develop and implement our person assistance business.  To that end, we spent a total of $14,601 during the three month period ended June 30, 2008, consisting solely of general and administrative expenses.  General and administrative expenses mainly consist of office expenditures and consulting, accounting and legal fees.  In the comparable year ago three month period ended June 30, 2007, total expenses were $1,637, consisting solely of general and administrative expenses.  Management attributes the substantial increase in operating expenses year over year to the cost of being a fully reporting public entity attempting to increase brand awareness in 2008 as opposed to 2007.

During the six months ended June 30, 2008, total expenses were $19,381, compared to $5,041 in the six months ended June 30, 2007.  As stated earlier, management believes operating expenses were greater in 2008 compared to 2007 due to the costs of being a public reporting entity and expenses related to implementing our business.

Aggregate expenses since our inception amounted to $26,888, all of which are attributable to general and administrative costs.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As a result of our lack of revenues and incurring ongoing expenses related to the implementation of our business, we have experienced net losses in all periods since our inception.  In the three month period ended June 30, 2008, our net loss totaled $14,601.  In the year ago three months ended June 30, 2007, we had a net loss of $1,637.  We are unable to predict if and when we will begin to generate revenues or stem our losses.  However, our management does anticipate ongoing losses for the next at least 12 months.  Since our inception, we have accumulated net losses in the amount of $26,888.  There is significant uncertainty projecting future profitability due to our relatively short operating period, our history of losses and lack of revenues.

In order for us to achieve profitability and support our planned ongoing operations, we believe that we must generate a minimum of approximately $10,000 - $15,000 in sales per year.  However, we cannot guarantee that we will generate any sales, let alone achieve that target.  Our management believes the most critical operational objective in order for us to become a going concern is to develop and implement a marketing strategy.  Within the next three to six months, our management plans to develop and implement a promotional strategy to generate awareness of our brand and proposed services.  Our current plan is to utilize print media, such as newspapers, as well as posting fliers on help boards around the Southern Nevada and Southern Utah regions.  In addition to formal advertising, we have attempted to stimulate a grass-roots marketing campaign by attending community, church and local gatherings.  Our management originally budgeted $5,000 for these advertising methods.  As of the date of this quarterly report, we have not realized any sales as a result of our marketing efforts.  While no sales have resulted from our grass-roots campaign, we will continue to pursue this method of brand marketing since the cost of doing so nominal.  We intend to continuously assess new marketing strategies; thus, we cannot predict whether the actual marketing and advertising efforts we implement will remain in its current form or not.

Our management expects that we will experience net cash out-flows for the fiscal year 2008, given developmental nature of our business.  We believe that our cash on hand as of June 30, 2008, in the amount of $9,812, may be insufficient to maintain our current level of operations for the next approximately 12 months.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Based on an evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

DBL SENIOR CARE, INC.
(Registrant)

Signature	Title	Date

/s/ Debbie Barnum	President, CEO and Director	August 13, 2008
Debbie Barnum

/s/ Debbie Barnum	Chief Financial Officer	August 13, 2008
Debbie Barnum

/s/ Debbie Barnum	Chief Accounting Officer	August 13, 2008
Debbie Barnum