Form 10-Q
period 2008-09-30
DBL SENIOR CARE, INC.
filed 2008-11-10
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,630,000 shares
(Class)	(Outstanding as at November 10, 2008)

DBL SENIOR CARE, INC.
(A Development Stage Company)

PART I – FINANCIAL INFORMATION

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

DBL Senior Care, Inc.
(a Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets

Current assets:
Cash	$1,736	$29,193
Total current assets	1,736	29,193

	$1,736	$29,193

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accruals	$-	$-
Total current liabilities	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares
authorized, 5,630,000 shares issued and outstanding	5,630	5,630
Additional paid-in capital	31,070	31,070
(Deficit) accumulated during development stage	(34,964)	(7,507)
	1,736	29,193

	$1,736	$29,193

The accompanying notes are an integral part of these financial statements.

DBL Senior Care, Inc.
(a Development Stage Company)
Condensed Statements of Operations

	Three Months Ended		Nine Months Ended		January 17, 2007
	September 30,		September 30,		(Inception) to
	2008	2007	2008	2007	September 30, 2008

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	8,076	4	27,457	5,045	35,005
Total expenses	8,076	4	27,457	5,045	35,005

Other expenses:
Other income	-	41	-	41	41
Total other income	-	41	-	41	41

(Loss) before provision for income taxes	(8,076)	37	(27,457)	(5,004)	(34,964)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(8,076)	$37	$(27,457)	$(5,004)	$(34,964)

Weighted average number of
common shares outstanding – basic and fully diluted	5,630,000	5,419,348	5,630,000	5,150,703

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

DBL Senior Care, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows

	Nine months ended		January 17, 2007
	September 30,		(Inception) to
	2008	2007	September 30, 2008
Cash flows from operating activities
Net (loss)	$(27,457)	$(5,004)	$(34,964)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-	-	-
Net cash (used) by operating activities	(27,457)	(5,004)	(34,964)

Cash flows from financing activities
Donated capital	-	200	200
Issuances of common stock	-	36,500	36,500
Net cash provided by financing activities	-	36,700	36,700

Net (decrease) increase in cash	(27,457)	31,696	1,736
Cash – beginning	29,193	-	-
Cash – ending	$1,736	$31,696	$1,736

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DBL Senior Care, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2008 and December 31, 2007

Note 1 – Basis of presentation

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

Note 2 – History and organization of the company

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($34,964) and had no sales for the period from January 8, 2007 (inception) to September 30, 2008.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Note 4 – Stockholders’ equity

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

DBL Senior Care, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2008 and December 31, 2007

Note 4 – Stockholders’ equity (continued)

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

As of September 30, 2008, there have been no other issuances of common stock.

Note 5 – Warrants and options

As of September 30, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 – Related party transactions

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

Management’s Discussion and Analysis and Results of Operation

Since our inception on January 17, 2007 to September 30, 2008, we have not generated any revenues.  Our singular goal is currently to develop and implement our person assistance business.  To that end, we spent a total of $8,076 during the three month period ended September 30, 2008, consisting solely of general and administrative expenses.  General and administrative expenses mainly consist of office expenditures and consulting, accounting and legal fees.  In the comparable year ago three month period ended September 30, 2007, total expenses were $4, consisting solely of general and administrative expenses.

During the nine months ended September 30, 2008, total expenses were $27,457, compared to $5,045 in the nine months ended September 30, 2007.  Management believes operating expenses were greater in 2008 compared to 2007 due to the costs of being a public reporting entity and expenses related to implementing our business.

Aggregate expenses since our inception to September 30, 2008 amounted to $35,005, all of which are attributable to general and administrative costs.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

In the three month period ended September 30, 2008, our net loss totaled $8,076.  In the year ago three months ended September 30, 2007, we realized net income of $37, after accounting for a bank charge refund in the amount of $41.  In the nine months ended September 30, 2008, we incurred a net loss of $27,457 compared to a net loss of $5,004 in the year ago nine month period ended September 30, 2007.  We are unable to predict if and when we will begin to generate revenues or stem our losses.  However, our management does anticipate ongoing losses for the next at least 12 months.  Since our inception, we have accumulated net losses in the amount of $34,964.  There is significant uncertainty projecting future profitability due to our relatively short operating period, our history of losses and lack of revenues.

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

Our management expects that we will experience net cash out-flows for the fiscal year 2008, given developmental nature of our business.  We believe that our cash on hand as of September 30, 2008, in the amount of $1,736, is insufficient to maintain our current level of operations for the next approximately 12 months.  If we do not generate sufficient revenues and cash flows to support our operations over the next 12 months, or if our costs of operations increase unexpectedly, we may need to raise capital by conducting additional issuances of our equity or debt securities for cash.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

PART II – OTHER INFORMATION

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

DBL SENIOR CARE, INC.
(Registrant)

Signature	Title	Date

/s/ Debbie Barnum	President, CEO and Director	November 10, 2008
Debbie Barnum

/s/ Debbie Barnum	Chief Financial Officer	November 10, 2008
Debbie Barnum

/s/ Debbie Barnum	Chief Accounting Officer	November 10, 2008
Debbie Barnum