Form 10-Q
period 2009-03-31
DBL SENIOR CARE, INC.
filed 2009-05-04
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,630,000 shares
(Class)	(Outstanding as at May 1, 2009)

DBL SENIOR CARE, INC.
(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K, originally filed with the Commission on March 20, 2009.

DBL Senior Care, Inc.
(a Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2009	2008
Assets

Current assets:
Cash	$9	$33
Total current assets	9	33

	$9	$33

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accruals	$-	$-
Notes payable	6,000	-
Total current liabilities	6,000	-

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares
authorized, 5,630,000 shares issued and outstanding	5,630	5,630
Additional paid-in capital	31,070	31,070
(Deficit) accumulated during development stage	(42,691)	(36,667)
	(5,991)	33

	$9	$33

The accompanying notes are an integral part of these financial statements.

DBL Senior Care, Inc.
(a Development Stage Company)
Condensed Statements of Operations

	For the three month ended		January 17, 2007
	March 31,		(Inception) to
	2009	2008	March 31, 2009

Revenue	$-	$-	$-

Expenses:
General and administrative expenses	6,024	4,780	42,732
Total expenses	6,024	4,780	42,732

Other income:
Other income	-	-	41
Total other income	-	-	41

(Loss) before provision for income taxes	(6,024)	(4,780)	(42,691)

Provision for income taxes	-	-	-

Net (loss)	$(6,024)	$(4,780)	$(42,691)

Weighted average number of
common shares outstanding - basic and fully diluted	5,630,000	5,630,000

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

DBL Senior Care, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows

	For the three months ended		January 17, 2007
	March 31,		(Inception) to
	2009	2008	March 31, 2009
Operating activities
Net (loss)	$(6,024)	$(4,780)	$(42,691)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	6,000	-	6,000
Net cash (used) by operating activities	(24)	(4,780)	(36,691)

Financing activities
Donated capital	-	-	200
Issuances of common stock	-	-	36,500
Net cash provided by financing activities	-	-	36,700

Net (decrease) increase in cash	(24)	(4,780)	9
Cash – beginning	33	29,193	-
Cash – ending	$9	$24,413	$9

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2008 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($42,691) for the period from January 17, 2007 (inception) to March 31, 2009, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

As of March 31, 2009, there have been no other issuances of common stock.

Note 5 – Warrants and options

As of March 31, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 – Debt obligations

During the three months ended March 31, 2009, the Company issued notes payable in the aggregate amount of $6,000 from one non-affiliated entity.  The notes bear no interest, and are due on demand.

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

Overview

DBL Senior Care, Inc. was incorporated in the State of Nevada on January 17, 2007.  We are a development stage company that provides care, assistance and companionship to elderly, infirm or other home-bound individuals.  We provide personal assistance services to patients in hospitals or nursing homes, the elderly, sick or any other such person who is physically unable to perform certain household chores or errands due to illness or other infirmity.  We are not a provider of medical services; rather, we seek to provide personal care and assistance that a sick or frail person would be unable to perform on their own.  Such services encompass any errand or odd job that a client would desire including, but not limited to, laundry, grocery shopping, cooking, cleaning or simply providing companionship.  We do not, however, provide any health or medical-related service, nor to replace or supplement medical personnel.  Instead, we provide general personal services when family and friends cannot and that medical care-givers will not.  We are currently focused on the Southern Utah and Southern Nevada areas, as our base of operations is located nearby.

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

Management’s Discussion and Analysis and Results of Operation

Since our inception on January 17, 2007 to March 31, 2009, we have not generated any revenues.  Our singular goal is currently to develop and implement our personal assistance business.  To that end, we spent a total of $6,024 during the three month period ended March 31, 2009, consisting solely of general and administrative expenses.  General and administrative expenses mainly consist of office expenditures and consulting, accounting and legal fees.  In the comparable year ago three month period ended March 31, 2008, total expenses were $4,780, consisting solely of general and administrative expenses.  The year-over-year increase in total expenses is primarily attributable to an increase in public reporting costs.

Aggregate expenses since our inception to March 31, 2009 amounted to $42,732, all of which are attributable to general and administrative costs.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the three month periods ended March 31, 2009 and 2008, we did not recognize other expenses or income.  In the period from our inception on January 17, 2007 to March 31, 2009, we recorded other income of $41, related to a bank charge refund.

In the three month period ended March 31, 2009, our net loss totaled $6,024.  In the year ago three months ended March 31, 2008, we incurred a net loss of $4,780.  Since our inception, we have accumulated net losses in the amount of $42,691.  We are unable to predict if and when we will begin to generate revenues or stem our losses.  However, our management does anticipate ongoing losses for the next at least 12 months.  There is significant uncertainty projecting future profitability due to our relatively short operating period, our history of losses and lack of revenues.

In order for us to achieve profitability and support our planned ongoing operations, we believe that we must generate a minimum of approximately $24,000 in sales per year.  Unfortunately, we cannot guarantee that we will generate any sales, let alone achieve that target.  Our management believes the most critical operational objective in order for us to become a going concern is to develop and implement a marketing strategy.  However, we are in a precarious financial position and may be unable to maintain our operations through the fiscal year ended December 31, 2009.  As of March 31, 2009, we had current assets of $9.

During the three months ended March 31, 2009, we issued notes payable in the amount of $6,000 to one non-affiliated third party.  The notes bear no interest and are due on demand.  As of March 31, 2009, we did not repay any portion of this note and the full balance of $6,000 remains due and payable.  We cannot guarantee that we will be able to satisfy this or any future financial obligations.  Our ability to fund our operating expenses and debt service requirements are in doubt, and we cannot guarantee that we will be able to satisfy such.

In consideration of our limited working capital and financial resources, our management believes that we require immediate additional financing, through offerings of our equity and/or debt securities, or derivation thereof.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue operating.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

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

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

1.
Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2.	Inadequate segregation of duties consistent with control objectives; and

3.	Ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2009.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

DBL SENIOR CARE, INC.
(Registrant)

Signature	Title	Date

/s/ Debbie Barnum	President, CEO and Director	May 1, 2009
Debbie Barnum

/s/ Debbie Barnum	Chief Financial Officer	May 1, 2009
Debbie Barnum

/s/ Debbie Barnum	Chief Accounting Officer	May 1, 2009
Debbie Barnum