Form 10-Q
period 2009-06-30
DBL SENIOR CARE, INC.
filed 2009-08-10
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,630,000 shares
(Class)	(Outstanding as at August 7, 2009)

DBL SENIOR CARE, INC.

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

DBL Senior Care, Inc.
(a Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets

Current assets:
Cash	$85	$33
Total current assets	85	33

Total assets	$85	$33

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accruals	$1,500	$-
Notes payable	6,540	-
Total current liabilities	8,040	-

Total liabilities	$8,040	$-

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares
authorized, 5,630,000 shares issued and outstanding	5,630	5,630
Additional paid-in capital	31,170	31,070
(Deficit) accumulated during development stage	(44,755)	(36,667)
Total stockholders’ equity (deficit)	(7,995)	33

Total liabilities and stockholders’ equity (deficit)	$85	$33

The accompanying notes are an integral part of these financial statements.

DBL Senior Care, Inc.
(a Development Stage Company)
Condensed Statements of Operations
Unaudited

	Three Months Ended		Six Months Ended		January 17, 2007
	June 30,		June 30,		(Inception) to
	2009	2008	2009	2008	June 30, 2009

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	2,064	14,601	8,088	19,381	44,796
Total expenses	2,064	14,601	8,088	19,381	44,796

Other expenses:
Other income	-	-	-	-	41
Total other income	-	-	-	-	41

(Loss) before provision for income taxes	(2,064)	(14,601)	(8,088)	(19,381)	(44,755)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(2,064)	$(14,601)	$(8,088)	$(19,381)	$(44,755)

Weighted average number of
common shares outstanding – basic	5,630,000	5,000,000	5,630,000	5,000,000

Net (loss) per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

DBL Senior Care, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows
Unaudited

	For the six months ended		January 17, 2007
	June 30,		(Inception) to
	2009	2008	June 30, 2009
Operating activities
Net (loss)	$(8,088)	$(19,381)	$(44,755)
Changes in operating assets and liabilities:
Increase in accounts payable	1,500	-	1,500
Net cash (used) by operating activities	(6,588)	(19,381)	(43,255)

Financing activities
Donated capital	100	-	300
Issuances of common stock	-	-	36,500
Proceeds from notes payable	6,540	-	6,540
Net cash provided by financing activities	6,640	-	43,340

Net increase (decrease) in cash	52	(19,381)	85
Cash – beginning	33	29,193	-
Cash – ending	$85	$24,413	$85

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DBL Senior Care, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

DBL Senior Care, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

Note 4 – Accounting Policies and Procedures

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

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

DBL Senior Care, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

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

On April 14, 2009, an officer and director of the Company donated cash in the amount of $100.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

As of June 30, 2009, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of June 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 – Debt obligations

During the six months ended June 30, 2009, the Company issued notes payable in the aggregate amount of $6,000 from one non-affiliated entity.  The notes bear no interest, and are due on demand.

On June 15, 2009, the Company issued notes payable in the aggregate amount of $540 from one non-affiliated entity.  The notes bear no interest, and are due on demand.

Note 8 – Related party transactions

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

On April 14, 2009, an officer and director of the Company donated cash in the amount of $100.  The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

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

DBL Senior Care, Inc.
(a Development Stage Company)
Notes to Condensed Financial Statements
Unaudited

Note 9 – Subsequent Events

On July 7, 2009, the Board of Directors authorized and a majority of the stockholders of the Company ratified a forward stock split on a ten-for-one basis, resulting in a total of ten post-split shares for each pre-split share outstanding, payable on July 24, 2009.  The proposed action is currently pending approval from FINRA.

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,""expects," "intends,""plans,""anticipates,""estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

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

Management’s Discussion and Analysis and Results of Operation

Since our inception on January 17, 2007 to June 30, 2009, we have not generated any revenues.  We spent a total of $2,064 during the three month period ended June 30, 2009, consisting solely of general and administrative expenses.  General and administrative expenses mainly consist of office expenditures and consulting, accounting and legal fees.  In the comparable three month period ended June 30, 2008, total expenses were $14,601, consisting solely of general and administrative expenses.  During the six month period ended June 30, 2009, total expenses were $8,088 compared to $19,381 in the six month period ended June 30, 2008.  Aggregate expenses since our inception to June 30, 2009 amounted to $44,796, all of which are attributable to general and administrative costs.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

During the three and six month periods ended June 30, 2009 and 2008, we did not recognize other expenses or income.  In the period from our inception on January 17, 2007 to June 30, 2009, we recorded other income of $41, related to a bank charge refund.

In the three month period ended June 30, 2009, our net loss totaled $2,064.  In the three months ended June 30, 2008, we incurred a net loss of $14,601.  During the six months ended June 30, 2009 and 2008, our net losses were $8,088 and $19,381, respectively.  Since our inception, we have accumulated net losses in the amount of $44,755.  We are unable to predict if and when we will begin to generate revenues or stem our losses.  However, our management does anticipate ongoing losses for at least the next 12 months.  There is significant uncertainty projecting future profitability due to our relatively short operating period, our history of losses and lack of revenues.

In order for us to achieve profitability and support our planned ongoing operations, we believe that we must generate a minimum of approximately $24,000 in sales per year.  Unfortunately, we cannot guarantee that we will generate any sales, let alone achieve that target.  We are in a precarious financial position and may be unable to maintain our operations through the fiscal year ended December 31, 2009.  As of June 30, 2009, we had current assets of $85 and current liabilities of $8,040.

During the six months ended June 30, 2009, we issued notes payable in the amount of $6,540 to one non-affiliated third party.  The notes bear no interest and are due on demand.  As of June 30, 2009, we did not repay any portion of this note and the full balance of $6,540 remains due and payable.  We cannot guarantee that we will be able to satisfy this or any future financial obligations.  Our ability to fund our operating expenses and debt service requirements are in doubt, and we cannot guarantee that we will be able to satisfy such.

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

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

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

Other Information

On July 7, 2009, the Board of Directors authorized and a majority of the stockholders of the Company ratified a forward stock split on a ten-for-one basis, resulting in a total of ten (10) post-split shares for each one (1) pre-split share outstanding, to be payable on July 24, 2009.  As of the date of this quarterly report, the proposed action is pending approval from FINRA.

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws *

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Mitch S. Powers

(b) Stephanie Lynn Erickson

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form SB-2 previously filed with the SEC on January 9, 2008, and subsequent amendments made thereto.

8-K Filed Date	Item Number

July 24, 2009	Item 4.01 Change in Registrant’s Certifying Accountant
Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DBL SENIOR CARE, INC.
(Registrant)

Signature	Title	Date

/s/ Debbie Barnum	President, CEO and Director	August 7, 2009
Debbie Barnum

/s/ Debbie Barnum	Chief Financial Officer	August 7, 2009
Debbie Barnum

/s/ Debbie Barnum	Chief Accounting Officer	August 7, 2009
Debbie Barnum