Form 10-Q/A
period 2009-06-30
DBL SENIOR CARE, INC.
filed 2009-08-10
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	5,630,000 shares
(Class)	(Outstanding as at August 10, 2009)

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

DBL SENIOR CARE, INC.
(Registrant)

Signature	Title	Date

/s/ Debbie Barnum	President, CEO and Director	August 10, 2009
Debbie Barnum

/s/ Debbie Barnum	Chief Financial Officer	August 10, 2009
Debbie Barnum

/s/ Debbie Barnum	Chief Accounting Officer	August 10, 2009
Debbie Barnum