Form 10-Q
period 2009-09-30
DBL SENIOR CARE, INC.
filed 2009-11-13
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

__________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	56,300,000 shares
(Class)	(Outstanding as at November 13, 2009)

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

DBL Senior Care, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets

Current assets:
Cash	$61	$33
Total current assets	61	33

Total assets	$61	$33

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accruals	$1,500	$-
Notes payable	9,710	-
Total current liabilities	11,210	-

Total liabilities	11,210	-

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares
authorized, 56,300,000 shares issued and outstanding	56,300	56,300
Additional paid-in capital	25,500	25,400
(Deficit) accumulated during development stage	(92,949)	(81,667)
Total stockholders’ equity (deficit)	(11,149)	33

Total liabilities and stockholders’ equity (deficit)	$61	$33

The accompanying notes are an integral part of these financial statements.

DBL Senior Care, Inc.
(A Development Stage Company)
Condensed Statements of Operations
Unaudited

	Three Months Ended		Nine Months Ended		Inception
	September 30,		September 30,		(January 17, 2007)
	2009	2008	2009	2008	September 30, 2009

Revenue	$-	$-	$-	$-	$-

Expenses:
Executive compensation	-	-	-	-	-
General and administrative expenses	3,194	8,076	11,282	27,457	47,990
Total expenses	3,194	8,076	11,282	27,457	47,990

Other expenses:
Other income	-	-	-	-	41
Total other income	-	-	-	-	41

Loss before provision for income taxes	(3,194)	(8,076)	(11,282)	(27,457)	(47,949)

Provision for income taxes	-	-	-	-	-

Net loss	$(3,194)	$(8,076)	$(11,282)	$(27,457)	$(47,949)

Weighted average number of
common shares outstanding – basic	56,300,000	56,300,000	56,300,000	56,300,000

Net loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

DBL Senior Care, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
Unaudited

	For the nine months ended		Inception
	September 30,		(January 17, 2007)
	2009	2008	September 30, 2009
Operating activities
Net (loss)	$(11,282)	$(27,457)	$(47,949)
Adjustments to reconcile net loss to
net cash (used) by operating activities:
Shares issued for services – related party	-	-	-
Depreciation	-	-	-
Changes in operating assets and liabilities:
Increase in accounts payable	7,500	-	1,500
Net cash (used) by operating activities	(3,782)	(27,457)	(46,449)

Financing activities
Donated capital	100	-	300
Issuances of common stock	-	-	36,500
Proceeds from notes payable	3,710	-	9,710
Net cash provided by financing activities	3,710	-	46,510

Net increase (decrease) in cash	28	(27,457)	61
Cash – beginning	33	29,193	-
Cash – ending	$61	$1,736	$61

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

The Company has evaluated subsequent events through November 11, 2009, the date which the financial statement were available to be issued.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2009.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 did not have a material impact on our financial statements.

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

On July 7, 2009, the Board of Directors authorized and a majority of the stockholders of the Company ratified a forward stock split on a ten-for-one basis, resulting in a total of ten post-split shares for each pre-split share that was outstanding as of July 24, 2009.  All references to share and per share information in the condensed financial statements and related notes have been adjusted to reflect the stock split on a retroactive basis.

As of September 30, 2009, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of September 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 – Debt obligations

During the six months ended June 30, 2009, the Company issued notes payable in the aggregate amount of $6,000 from one non-affiliated entity.  The notes bear no interest, and are due on demand.

On June 15, 2009, the Company issued notes payable in the aggregate amount of $540 from one non-affiliated entity.  The notes bear no interest, and are due on demand.

During the quarter ended September 30, 2009, the Company issued notes payable in the aggregate amount of $3,170 to one non-affiliated individual.  The notes bear no interest and are due upon demand.

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

Management’s Discussion and Analysis and Results of Operation

Since our inception on January 17, 2007 to September 30, 2009, we have not generated any revenues and have generated losses in every period since our inception.  Our accumulated deficit totaled $92,949, as of September 30, 2009.  To date, we have had limited success in attracting clients and therefore sales.

During the three months ended September 30, 2009, we incurred a net loss of $3,194, solely of general and administrative expenses.  General and administrative expenses mainly consist of office expenditures and consulting, accounting and legal fees.  Approximately $2,870, or 90%, was paid for professional services related to preparing and filing the 10-Q quarterly report.  In the comparable three months ended September 30, 2008, our net loss was $8,076, of which we spent $6,470 on consulting services in an attempt to establish a marketing strategy.  The reduction in expenses during the comparable periods is attributable to a lack of consumer interest in the services provided by us and a resultant decline in our operating capital.  No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

As of September 30, 2009, our current liabilities of $11,210 greatly exceed our current assets of $61, leaving a working capital deficit of $11,149.  As such, our ability to remain solvent is in significant doubt.  Since our inception through September 30, 2009, we borrowed $9,710 from a non-related third party to be able to cover operational expenses.  The loans bear no interest and are due on demand.  As of September 30, 2009, we did not repay any portion of this note and the full balance of $9,710 remains due and payable.  We cannot guarantee that we will be able to satisfy this or any future financial obligations.  Our ability to fund our operating expenses and debt service requirements are in doubt, and we cannot guarantee that we will be able to satisfy such.

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

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

Management’s Remediation Initiatives and Changes in internal controls over financial reporting

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.  Management desires to identify and appoint additional persons to the board of directors, as well as establish a functioning audit committee, in the upcoming quarter ended December 31, 2009.

We have implemented procedures to segregate financial responsibilities between our two existing officers.  We now require that all transactions be authorized by one person and performed by a separate person.  However, since there are only two individuals, the amount of security afforded by this initiative is limited.

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

Other Information

On July 7, 2009, the Board of Directors authorized and a majority of the stockholders of the Company ratified a forward stock split on a ten-for-one basis, resulting in a total of ten (10) post-split shares for each one (1) pre-split share outstanding, payable on July 24, 2009.

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

DBL SENIOR CARE, INC.
(Registrant)

Signature	Title	Date

/s/ Debbie Barnum	President, CEO and Director	November 13, 2009
Debbie Barnum

/s/ Debbie Barnum	Chief Financial Officer	November 13, 2009
Debbie Barnum

/s/ Debbie Barnum	Chief Accounting Officer	November 13, 2009
Debbie Barnum