Form 10-K
period 2009-12-31
Elemental Protective Coating Corp.
filed 2010-04-14
CIK 1420368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2009
                   OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 333-148546

                       ELEMENTAL PROTECTIVE COATINGS CORP.
                  -------------------------------------------
                   (Exact name of registrant as specified in its charter)

           Nevada                                   20-8248213
---------------------------------         ------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)


    Water Park Place
     20 Bay Street
      Toronto, ON                                          M5J2N8
----------------------------------------              ----------------
   (Address of Principal Executive Office)               Zip Code

Registrant's telephone number, including Area Code: (646) 448-0197 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                [ ]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.       [ ]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes [X]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                 Accelerated filer           [ ]

Non-accelerated filer  [  ]                   Smaller  reporting  company [X]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act):     [ X ] Yes     [ ] No

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2009 was -0-. As of March 31, 2010, the Company had 13,300,000 issued and outstanding shares of common stock. Documents incorporated
by reference:      None

ITEM 1.  BUSINESS

     The Company was formed in January 2007 to provide elderly and hospitalized persons with assistance in performing everyday tasks that, due to health reasons, they were unable to perform. The Company never generated any revenue and essentially abandoned its business plan in 2008. In July 2009, the Company's directors approved a 10-1 forward stock split. Prior to the stock split there were 5,630,000 outstanding shares of common stock. Subsequent to the stock split there were 56,300,000 outstanding shares of common stock. The stock split did not affect the number of shares of common or preferred stock that the Company is authorized to issue. In October 2009, Debbie Barnum, an officer and director of the Company sold 21,500,000 shares of common stock to the Company for $100. On that same date, Darin Barnum, also an officer and director of the Company sold 21,500,000 shares of common stock to the Company for $100.

     In November 2009, MSE Enviro-Tech Corp ("MSE") assigned to the Company the rights to sell MSE's fire retardant products in the United States. In consideration for the assignment of these rights, the Company issued MSE a promissory note in the principal amount of $5,000,000.

      The note bears interest at 6% per year, is unsecured, and is payable on November 16, 2011. At the option of the holder, the note can be converted into shares of the Company's common stock. The number of shares to be issued will be determined by dividing the amount of the note to be converted by $0.25. In November 2009, Gilles Trahan and Martin Baldwin were appointed directors of the Company. Subsequent to these appointments, Ms. Barnum and Mr. Barnum resigned as officers and directors of the Company. Mr. Trahan was then appointed as the Company's President and Chief Executive Officer and Mr. Baldwin was appointed as the Company's Secretary, Treasurer and Chief Financial Officer.

     In connection with their resignations, Ms. Barnum sold her 3,500,000 remaining shares in the Company to Mr. Trahan and Mr. Barnum has sold his 3,500,000 remaining shares in the Company to Mr. Baldwin. In November 2009, in accordance with Nevada Revised Statutes, the directors of the Company approved an amendment to the Company's articles of incorporation changing the Company's name from DBL Senior Care, Inc. to Elemental Protective Coatings Corp. On the same day, the shareholders owning a majority of the Company's issued and outstanding shares approved the amendment. The name change became effective on the OTC Bulletin Board on January 21, 2010.

      The Company plans to sell environmentally friendly, water-based products that prevent materials from igniting and in doing so prevent fires from spreading.

     The Company is in the development stage and has not generated any revenue. The Company needs capital to implement its business plan. The Company will attempt to raise capital through the private sale of its common stock or other securities.

General

      As of March 31, 2010, the Company had two part time employees. The Company does not have a website.

ITEM 2.  DESCRIPTION OF PROPERTY

      As of March 31, 2010 the Company did not own any tangible property.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company is not involved in any legal proceedings and the Company does not know of any legal proceedings which are threatened or contemplated. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

      Between June 12, 2008 and January 21, 2010 the Company's common stock was quoted on the OTC Bulletin Board under the symbol "DBLT". On January 21, 2010, and in connection with the Company's name change, the Company's trading symbol was changed to "EPRO". During the year ended December 31, 2009 the Company's common stock did not trade.

     Trades of the Company's common stock are subject to Rule 15g-9 of the Securities Exchange Act of 1934 which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company's common stock.

      As of March 31, 2010, the Company had 13,300,000 outstanding shares of common stock and 30 shareholders of record.

      Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company's Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

      In October 2009, the Company purchased 43,000,000 shares of its common stock from two former officers in a private transaction. These shares were subsequently cancelled. In November 2009, the two former officers collectively sold 7,000,000 shares of the Company's common stock to the Company's current officers. See Item 1 of this report for further information. With the exception of the foregoing, during the year ended December 31, 2009, none of the Company's officers or directors, nor any of its principal shareholders, purchased any shares of the Company's common stock from third parties in a private transaction or as a result of purchases in the open market.

ITEM 6.   SELECTED FINANCIAL DATA

     Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      The Company was incorporated in January 2007. The Company is in the development stage and as of March 31, 2010 has never generated any revenue.

      Since its inception, the Company has financed its operations through the private sale of its common stock. The Company does not have any commitments or arrangements from any person to provide the Company with any additional capital.

      See Item 1 of this report for information concerning the Company's plan of operation.

      See Note 2 to the financial statements included as part of this report for a description of the Company's accounting policies and recent accounting pronouncements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

      On July 20, 2009, the Company, through and with the approval of its Board of Directors, dismissed Moore & Associates, Chartered as its independent registered public accounting firm. The reports of Moore & Associates on the financial statements of the Company for the two years ended December 31, 2008 did not contain an adverse opinion or disclaimer of opinion nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles. However, the reports of Moore & Associates for those fiscal years were qualified with respect to uncertainty as to the Company's ability to continue as a going concern.

      During the Company's two fiscal years ended December 31, 2008 and the subsequent interim period ended July 20, 2009, there were no disagreements with Moore & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Moore & Associates satisfaction, would have caused them to refer to such disagreements in their reports.

      On July 23, 2009, the Company hired De Joya Griffith & Company, LLC, as its independent registered public accounting firm. Prior to hiring De Joya Griffith & Company, the Company did not consult with De Joya Griffith & Company regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by De Joya Griffith & Company on the Company's financial statements, and De Joya Griffith & Company did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2009, the Company's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective. Management's Report on Internal Control over Financial Reporting

      The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company's principal executive officer and principal financial officer and implemented by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements in accordance with U.S. generally accepted accounting principles.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      The Company's management evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

      Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

      There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report on internal control in this report.

ITEM 9B.   OTHER INFORMATION

      Not applicable.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

    Name               Age   Position

    Gilles Trahan       38   President, Chief Executive Officer and a Director.

    Martin Baldwin      44   Secretary,  Treasurer,  Chief  Financial  Officer
                               and a Director.

      The directors of the Company serve in such capacity until the annual meeting of the Company's shareholders and until their successors have been duly elected and qualified. The officers of the Company serve at the discretion of the Company's directors. The Company does not compensate any person for acting as a director

      The principal occupation of the Company's officers and directors during the past several years is as follows:

      Mr. Trahan has been an officer and director of the Company since November, 2009. Since August 2008 Mr. Trahan has been the Chief Executive Officer and a director of MSE Enviro-Tech Corp. Between 2002 and the time he joined MSE Enviro-Tech, Mr. Trahan was the Chief Executive Officer and President of Geneva Bancorp Inc. where he was involved in international financial consulting and investment banking. Between 1998 and 2002 Mr. Trahan was the Chief Executive Officer and a Director of Symphony Telecom, Inc. Since October 2008, Mr. Trahan has also been a director of Atlantic Wind & Solar, Inc.

     Mr. Baldwin has been an officer and director of the Company since November, 2009. Since April 2009 Mr. Baldwin has been a Director of MSE Enviro-Tech Corp. Between July 2008 and April 2009 Mr. Baldwin was a Director with the International Money Market Department at the Bank of Nova Scotia in Toronto. Between August 2002 and June 2008 Mr. Baldwin was the Assistant General Manager/Head Treasurer at Scotiabank Caribbean Treasury Limited (formerly the Caribbean Treasury Unit of Scotiabank Bahamas Ltd.) in Nassau, Bahamas. Between January 2001 and August 2002 Mr. Baldwin was a Director with the International Money Market Department at the Bank of Nova Scotia in London. Since November 2008, Mr. Baldwin has also been a director of Atlantic Wind & Solar, Inc.

     The Company does not have a compensation or an audit committee. The Company does not have a financial expert. Mr. Trahan and Mr. Baldwin are not independent directors as that term is defined in section 803 of the listing standards of the NYSE AMEX. Neither Mr. Trahan nor Mr. Baldwin are a "financial expert" as that term is defined in the regulations of the Securities and Exchange Commission. The Company has not adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions. The Company does not believe it requires a Code of Ethics since it has only two officers.

Changes in Management

     The following shows the changes in the Company's management since its inception:

                          Appointed (A)
                             to or
                           Resigned (R)    Positions Appointed to
Date       Name           from Position    or Resigned From

1/17/07    Debbie Barnum        A          President, Treasurer Principal
                                             Financial Officer, and a Director

1/17/07    Darrin Barnum        A          Secretary and a Director

11/19/09   Gilles Trahan        A          Director

11/19/09   Martin Baldwin       A          Director

11/19/09   Debbie Barnum        R          President, Treasurer Principal
                                            Financial Officer, and a Director

11/19/09   Darrin Barnum        R          Secretary and a Director

11/19/09   Gilles Trahan        A          President and Chief Executive Officer
11/19/09   Martin Baldwin       A          Secretary, Treasurer and Chief
                                             Financial Officer

Compensation Committee Interlocks and Insider Participation.

      The Company's directors act as its compensation committee. During the year ended December 31, 2009, none of the Company's officers were also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as a director of the Company or as a member of the Company's compensation committee.
ITEM 11.  EXECUTIVE COMPENSATION

      The following table shows the compensation paid or accrued during the year ended December 31, 2009 to the executive officers of the Company. No officer of the Company has ever received compensation in excess of $100,000 per year.

                                                               All
                                                             Other
                                                             Annual
                                             Stock   Option  Compen-
Name and             Fiscal  Salary   Bonus  Awards  Awards  sation
Principal Position    Year     (1)     (2)    (3)     (4)      (5)      Total
------------------   ------  ------   -----  ------  -----  ---------  --------

Gilles Trahan         2009      -       -       -      -        -          -
Chief Executive
Officer(11-09 to
12-09)

Martin Baldwin        2009      -       -       -      -        -          -
Secretary, Treasurer
and Chief Financial
Officer(11-0 to 12-09)

Debbie Barnum         2009      -       -       -      -        -          -
Chief Executive       2008      -       -       -      -        -          -
Officer (1-07 to      2007      -       -       -      -        -          -
11-09)

Darrin Barnum         2009      -       -       -      -        -          -
Secretary (1-07 to    2008      -       -       -      -        -          -
11-09)                2007      -       -       -      -        -          -


(1)  The dollar value of base salary (cash and non-cash) received.

(2)  The dollar value of bonus (cash and non-cash) received.

(3) During the periods covered by the table, the value of the Company's shares issued as compensation for services to the persons listed in the table.

(4) The value of all stock options granted during the periods covered by the table. (5) All other compensation received that the Company could not properly report in any other column of the table.

      See Item 10 of this report regarding changes in the Company's management. The Company does not have employment agreements with any of its officers.

      The following shows the amounts that the Company expects to pay to its officer during the twelve-month period ending December 31, 2010, and the time its officer plans to devote to the Company's business. The Company does not have employment agreements with any person.

                           Proposed       Time to be Devoted to
      Name               Compensation       Company's Business

   Gilles Trahan          $ 75,000                10
   Martin Baldwin         $ 75,000                10%

      Long-Term Incentive Plans. The Company does not have any pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

      Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future. Compensation of Directors. The Company's directors did not receive any compensation for their services as directors during the fiscal year ended December 31, 2009.

Stock Option and Bonus Plans

      The Company has not adopted any stock option or stock bonus plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

      The following table lists, as of March 31, 2010, those persons owning beneficially 5% or more of the Company's common stock, the number and percentage of outstanding shares owned by each director and officer of the Company and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address                   Number of Shares        Percent of Class
----------------                   ----------------        ----------------
Gilles Trahan                         3,500,000                  26%
Sunsational
Old Fort Point
West Bay Street
Nassau, Bahamas

Martin Baldwin                        3,500,000                  26%
Lot #27
Love Beach
Nassau, Bahamas                        ________                  ___

All officers and directors
 as group (2 persons)                 7,000,000                  52%
                                      =========                  ==

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      See Item 1 of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Moore & Associates audited the Company's financial statements for the year ended December 31, 2008. The following table shows the aggregate fees billed to the Company during the year ended December 31, 2008 by Moore & Associates.

                                              2008

      Audit Fees                             $7,000
      Audit-Related Fees                         --
      Financial Information Systems              --
      Design and Implementation Fees             --
      Tax Fees                                   --
      All Other Fees                             --
                                             ------
                                             $7,000

      De Joya Griffith & Company audited the Company's financial statements for the year ended December 31, 2008 and 2009. The following table shows the aggregate fees billed to the Company during the year ended December 31, 2009 by De Joya Griffith & Company.

                                              2009

      Audit Fees                             $7,000
      Audit-Related Fees                         --
      Financial Information Systems              --
      Design and Implementation Fees             --
      Tax Fees                                   --
      All Other Fees                             --
                                             ------
                                             $7,000

      Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the review of the Company's interim financial statements. Before Moore & Associates and De Joya Griffith & Associates was engaged by the Company to render these services, the engagement was approved by the Company's Directors.

ITEM 15.  EXHIBITS
Exhibit
Number   Exhibit Name

3.1      Articles of Incorporation *
3.2      Bylaws  *
10.1     Assignment of Contract Rights
31       Rule 13a-14(a) Certifications
32       Section 1350 Certifications


* Incorporated by reference to the same exhibit filed with the Company's registration statement on Form SB-2 (File # 333-148546).

                        De Joya Griffith & Company, LLC

                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


                  Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Elemental Protective Coating Corporation
Toronto, Canada

We have audited the accompanying balance sheets of Elemental Protective Coating Corp. (formerly DBL Senior Care, Inc.) (A Development Stage Enterprise) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and from inception (January 17, 2007) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elemental Protective Coating Corp. (formerly DBL Senior Care, Inc.) (A Development Stage Enterprise) as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended and from inception (January 17, 2007) to December 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
April 8, 2010


Elemental 10-K Dec 09 Auditors Report 4-12-10

                       Elemental Protective Coating Corp.
                        (formerly DBL Senior Care, Inc.)
                          (a Development Stage Company)
                                 Balance Sheets

                                                         December 31,
                                               --------------------------------
                                                    2009             2008
                                               ---------------  ---------------
Assets

Current assets:
   Cash                                         $       37          $       33
                                                ----------          ----------
     Total current assets                               37                  33
                                                ----------          ----------

Intangible asset- net                            4,970,833                  --
                                                ----------          ----------
Total assets                                    $4,970,870          $       33
                                                ==========          ==========

Liabilities and Stockholders' Equity
(Deficit)

Current liabilities:
   Accounts payable                             $    8,430          $        -
   Notes payable                                     6,000                   -
                                                ----------          ----------
     Total current liabilities                      14,430                   -
                                                ----------          ----------
Long term liabilities:
   Accrued interest-related party                   34,521                   -
   Convertible note payable- related party       5,000,000                   -
                                                ----------          ----------
     Total long term liabilities                 5,034,521                   -
                                                ----------          ----------
Total liabilities                                5,048,951                   -
                                                ----------          ----------
Stockholders' equity (deficit)
  Preferred stock, $0.001 par value,
    5,000,000 shares authorized, no shares
    issued and outstanding                               -                   -
  Common stock, $0.001 par value,
   70,000,000 shares authorized, 13,300,000
   and 56,300,000 shares issued and outstanding
   as of 12/31/2009 and 12/31/2008, respectively    13,300              56,300

   Additional paid-in capital                       78,010              25,400
   Deficit accumulated during development
   stage                                          (169,391)            (81,667)
                                                ----------          ----------

     Total stockholders' equity (deficit)          (78,081)                 33
                                                ----------          ----------
Total liabilities and stockholders' equity
(deficit)                                       $4,970,870          $       33
                                                ==========          ==========

The accompanying notes are an integral part of these financial statements.

                       Elemental Protective Coating Corp.
                        (formerly DBL Senior Care, Inc.)
                          (a Development Stage Company)
                            Statements of Operations

                                                                Inception
                                     For the years ended    (January 17, 2007)
                                         December 31,      to December 31, 2009
                                     ------------------    --------------------
                                     2009          2008
                                     ----          ----
Revenue                             $      -      $     -        $        -
                                    --------      -------        ----------

Expenses:
  General and administrative
    expenses                           2,946        1,656            10,494
  Amortization expense                29,167            -            29,167
  Professional fees                   21,090       27,504            50,250
                                    --------      -------        ----------
           Total expenses             53,203       29,160            89,911
                                    --------      -------        ----------
Other income (expense):
  Other income                             -            -                41
  Interest expense                   (34,521)           -           (34,521)
                                    --------      -------        ----------
           Total other expenses      (34,521)           -           (34,480)
                                    --------      -------        ----------
Net loss                            $(87,724)    $(29,160)       $ (124,391)
                                    ========     ========        ==========

Weighted average number of
 common shares outstanding -
    basic                         51,338,462   56,300,000
                                  ==========   ==========

Net loss per common share -
    basic                        $     (0.00) $     (0.00)
                                  ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                       Elemental Protective Coating Corp.
                        (formerly DBL Senior Care, Inc.)
                          (a Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)

                                                         Deficit
                                                         Accumu-
                                                          lated
                                                          during        Total
                                                            the         Stock-
                                              Additional   Develop-    holders'
                            Common Stock       Paid-in      ment        Equity
                        Shares       Amount    Capital     Stage      (Deficit)
                        ------       ------   ----------  --------    ---------
January 17, 2007
 Subscriptions
   receivable $0.001
   per share          50,000,000   $  50,000   $       -  $ (45,000)     5,000

July 30, 2007
  Donated capital              -           -         200          -        200

August 6, 2007
  Private placement
  $0.05 per share      6,300,000       6,300      25,200          -     31,500

Net loss                       -           -           -     (7,507)    (7,507)
                     -----------   ---------   ---------  ---------    -------

Balance, December 31,
2007                  56,300,000      56,300      25,400    (52,507)     29,193
                     -----------   ---------   ---------  ---------    -------

Net loss                       -           -           -    (29,160)   (29,160)
                     -----------   ---------   ---------  ---------    -------

Balance, December 31,
2008                  56,300,000      56,300      25,400    (81,667)        33
                     -----------   ---------   ---------  ---------    -------

April 14, 2009
   Donated capital             -           -         100          -        100

November 19, 2009
 Repurchase of company
  stock and
  cancellation       (43,000,000)    (43,000)     42,800          -       (200)

December 31, 2009
  Donated capital              -           -       9,710          -      9,710

Net loss                       -           -           -    (87,724)   (87,724)
                     -----------   ---------   ---------  ---------    -------
Balance, December 31,
2009                  13,300,000   $  13,300   $  78,010  $(169,391)  $(78,081)
                     ===========   =========  ==========  =========   ========

   The accompanying notes are an integral part of these financial statements.

                       Elemental Protective Coating Corp.
                        (formerly DBL Senior Care, Inc.)
                          (a Development Stage Company)
                            Statements of Cash Flows

                                                                Inception
                                     For the years ended    (January 17, 2007)
                                         December 31,      to December 31, 2009
                                     ------------------    --------------------
                                     2009          2008
                                     ----          ----
Operating activities
Net loss                         $ (87,724)     $ (29,160)        $ (124,391)
 Adjustments to reconcile
 net loss to net cash used
 in operating activities:
   Amortization                     29,167              -              29,167
 Changes in operating assets
 and liabilities:
   Increase in accounts
     payable                         8,430              -               8,430
   Increase in accrued interest     34,521              -               34,521
                                 ---------      ---------          -----------
Net cash (used) by operating
  activities                       (15,606)       (29,160)             (52,273)
                                 ---------      ---------          -----------
Financing activities
   Donated capital                   9,810              -               10,010
   Issuances of common stock             -              -               36,500
   Payment on cancelled shares        (200)             -                 (200)
   Proceeds from notes payable       6,000              -                6,000
                                 ---------      ---------          -----------
Net cash provided by financing
  activities                        15,610              -               52,310
                                 ---------      ---------          -----------

Net increase (decrease) in cash          4        (29,160)                  37
Cash - beginning                        33         29,193                    -
                                 ---------      ---------          -----------
Cash - ending                    $      37      $      33          $        37
                                 =========      =========          ===========

Supplemental disclosures:
   Acquisition of license agreement
   through

   through debt financing       $5,000,000      $       -          $ 5,000,000
                                ==========      =========          ===========
   Income taxes paid            $        -      $       -          $         -
                                ==========      =========          ===========


   The accompanying notes are an integral part of these financial statements.

                       Elemental Protective Coating Corp.
                         (formerly DBL Senior Care, Inc)
                          (a Development Stage Company)
                        Notes to the Financial Statements

Note 1 - History and organization of the company

The Company was organized January 17, 2007 (Date of Inception) under the laws of the State of Nevada, as DBL Senior Care, Inc. The Company is authorized to issue up to 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. The Company has limited operations and in accordance with FASB ASC 915-10, "Development Stage Entities," the Company is considered a development stage company.

On December 11, 2009, the Company amended its articles of incorporation to change its name from DBL Senior Care, Inc. to Elemental Protective Coatings Corp.

The former business of the Company was to provide personal care services to elderly, handicapped or other home-bound individuals suffering infirmity. During the year ended December 31, 2009, the board of directors changed the Company's focus toward the manufacture and sale of fire retardant products.

Note 2 - Accounting policies and procedures

Year end

The Company has adopted December 31 as its fiscal year end.

Basis of Presentation

The financial statements present the balance sheet, statement of operations, stockholder's equity (deficit) and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2009 and 2008.

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

Revenue recognition

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2009 and 2008.

Advertising costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses at December 31, 2009 and 2008.

Impairment of long-lived assets

The Company follows the provisions of FASB ASC 360-10 "Property, Plant and Equipment". Management regularly reviews property, equipment, intangibles and other long-lived assets for possible impairment. This review occurs annually, on December 31, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The Company amortizes its intangible assets with definite lives over their estimated useful lives and reviews these assets for impairment. The Company will amortize its acquired intangible assets with definite lives over a period of twenty years.

If there is indication of impairment, then management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management's assumptions about cash flows and discount rates require significant judgment because the Company has no historical information upon which to rely upon to estimate future or ongoing revenues and expenses. The Company did not incur any impairment expense during the years ended December 31, 2009 and 2008.

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings. Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes

The Company follows FASB ASC 740-10, "Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

The  Company  does  not  anticipate  any   significant   changes  to  its  total
unrecognized tax benefits with the next twelve months.

General and administrative expenses

The significant components of general and administrative expenses consist of outside services, office supplies, postage, and bank service fees.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception. For the foreseeable future, the Company intends to retain any earnings to finance the development and expansion of its business and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including the Company's financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Recent pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB ASC 105-10, "Generally Accepted Accounting Principles." FASB ASC 105-10 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. FASB ASC 105-10 will be effective for financial statements issued for reporting periods that end after September 15, 2009.

In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB ASC 810-10, "Consolidation". The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 810-10 will have a material impact on the financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB ASC 860-10, "Transfers of and Servicing", which eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 860-10 will have a material impact on the financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB ASC 855-10 "Subsequent Events," FASB ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 applies to both interim financial statements and annual financial statements. FASB ASC 855-10 was effective for interim or annual financial periods ending after June 15, 2009. FASB ASC 855-10 did not have a material impact on our financial statements.

Note 3 - Going concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $169,391 as of December 31, 2009. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 4 - Reclassification: Stock Split Adjustment

Certain reclassifications have been made in the current year's financial statements.

On July 7, 2009, the Board of Directors authorized and a majority of the stockholders of the Company ratified a forward stock split on a ten-for-one basis, resulting in a total of ten post-split shares for each pre-split share that was outstanding as of July 24, 2009. All references to share and per share information in the condensed financial statements and related notes have been adjusted to reflect the stock split on a retroactive basis. (See Note 7 for more information regarding the stock split).

Note 5 - Intangible Assets

The Company amortizes its acquired intangible assets with definite lives over a period of 20 years. The following table summarizes the components of gross and net intangible asset balances as of December 31, 2009 and 2008:

                                 2009                                 2008
                   ----------------------------------     ---------------------------------
                    Gross                     Net          Gross                      Net
                   Carrying   Accumulated   Carrying      Carrying    Accumulated   Carrying
                    Amount    Amortization   Amount        Amount     Amortization   Amount
                   ---------  ------------  --------      --------    -----------    ------

Definite lived    $5,000,000   $  29,167   $4,970,833      $    0       $     0      $    0

Total intangible  $5,000,000   $  29,167   $4,970,833      $    0       $     0      $    0



On November 19, 2009, the Company entered into an Assignment of Contract Rights with MSE Enviro-Tech Corp., a related party, whereby the Company obtained certain exclusive and non-exclusive rights pertaining to various products and technologies. As of December 31, 2009, the Company did not conduct an impairment evaluation on the newly acquired asset. Being the recentness of the transaction, the Company is still evaluating the economic life of the asset. The Company intends to review the carrying amount of the intangible asset on December 31, 2010, or sooner if circumstances warrant.

Note 6 - Income taxes

For the years ended December 31, 2009 and 2008, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2009 and 2008, the Company had approximately $169,391 and $81,667 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2027. The provision for income taxes consisted of the following components for the year ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

                                             December 31,
                                         2009         2008
                                      -------------------------
Deferred tax assets:
  Net operating loss carryforwards     59,287        28,583
  Valuation allowance                 (59,287)      (28,583)
                                      -------       -------
    Total deferred tax asse          $    -0-       $   -0-
                                     ========       =======

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $59,287 and $28,583, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2009 and 2008, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2009:

                                                          2009 & 2008

                        Federal statutory tax rate          (35.0)%
                        Permanent difference and other       35.0 %

Note 7 - Debt obligations

On February 22, 2009 and March 15, 2009, the Company issued two notes payable of $2,500 and $3,500, respectively, for an aggregate amount of $6,000. The notes were issued to one non-affiliated entity, bear no interest, and are due on demand. As of December 31, 2009, the balance due is $6,000.

During the year ended December 31, 2009, the Company issued a note payable in the aggregate amount of $540 from one non-affiliated entity. The note bears no interest and was due on demand. On December 31, 2009, the note holder forgave the entire amount payable; thus as of December 31, 2009, $0 was due on these notes.

Through the year ended December 31, 2009, the Company issued a note payable to one non-affiliated person in the aggregate amount of $9,170. The note bears no interest and was due on demand. On December 31, 2009, the note holder forgave the entire balance owed; thus as of December 31, 2009, $0 was due on these notes.

On November 19, 2009, the Company issued a Convertible Promissory Note in the principal amount of $5,000,000 a related party entity, in exchange for the assignment of certain contractual rights with the note holder. The principal amount and interest accrued are due on November 16, 2011, bears an interest rate of 6% per annum and contains no prepayment penalty. The note holder may convert any portion of the unpaid principal balance, and interest accrued thereupon at the time of such conversion, into shares of common stock at the rate of $0.25 per share. The Company believes the fair market value for its common stock is $0.25 per share, and thus there exists no beneficial conversion feature on the note. (See Note 10 for more information concerning the Assignment).

Note 8 - Stockholders' equity (deficit)

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

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

On January 17, 2007, the Company issued 50,000,000 shares of its par value common stock as founders' shares to two officers and directors in exchange for a subscription receivable in the amount of $5,000. The subscription receivable was satisfied on February 2, 2007, with a cash payment of $5,000.

On July 30, 2007, an officer and director of the Company donated cash in the amount of $200. The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

On August 6, 2007, the Company issued an aggregate of 6,300,000 shares of its $0.001 par value common stock for total cash of $31,500 in a private placement pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended.

On April 14, 2009, an officer and director of the Company donated cash in the amount of $100. The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

On November 19, 2009, the Company repurchased and cancelled 43,000,000 shares of its common stock from two of its founding shareholders.

On December 31, 2009, a non-affiliated entity forgave the entire balance of a note payable in the amount of $540. The forgiven amount is considered to be additional paid-in capital.

On December 31, 2009, a non-affiliated individual forgave the entire balance of a note payable in the amount of $9,170. The forgiven amount is considered to be additional paid-in capital.

As of December 31, 2009, there have been no other issuances of common stock.

Note 9 - Warrants and options

As of December 31, 2009 and 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 10 - Commitments and contingencies

On November 19, 2009, the Company entered into an Assignment of Contract Rights with MSE Enviro-Tech Corp., a related party, whereby the Company obtained certain exclusive and non-exclusive rights to manufacture, sell, share, license or otherwise distribute the products and technologies pertaining to various fire extinguishing and inhibiting products. In exchange, the Company issued a convertible note payable in the principal amount of $5,000,000. The principal amount and interest accrued have a maturity date of November 16, 2011, bears an interest rate of 6% per annum and contains no prepayment penalty. The note holder may convert any portion of the unpaid principal balance, and interest accrued thereupon at the time of such conversion, into shares of common stock at the rate of $0.25 per share. The Company believes the fair market value for its common stock is $0.25 per share, and thus there exists no beneficial conversion feature on the note.

Note 11 - Related party transactions

On January 17, 2007, the Company issued 50,000,000 shares of its par value common stock as founders' shares to two officers and directors in exchange for a subscription receivable in the amount of $5,000. The subscription receivable was satisfied on February 2, 2007, with a cash payment of $5,000.

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

On November 19, 2009, the Company repurchased and cancelled 43,000,000 shares of its common stock from two of its founding shareholders.

On November 19, 2009, the Company entered into an Assignment of Contract Rights with MSE Enviro-Tech Corp., a related party, whereby the Company obtained certain exclusive and non-exclusive rights to manufacture, sell, share, license or otherwise distribute the products and technologies pertaining to various fire extinguishing and inhibiting products. In exchange, the Company issued a convertible note payable in the principal amount of $5,000,000. The note has a maturity date of November 16, 2011, bears an interest rate of 6% per annum and contains no prepayment penalty. The note holder may convert any portion of the unpaid principal balance, and interest accrued thereupon at the time of such conversion, into shares of common stock at the rate of $0.25 per share. The Company believes the fair market value for its common stock is $0.25 per share, and thus there exists no beneficial conversion feature on the note.

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

Note 12 -Subsequent Events

The Company has evaluated subsequent events through April 8, 2010, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2010.

                                  ELEMENTAL PROTECTIVE COATINGS CORP.

                                  By:/s/ Gilles Trahan
                                     ------------------------------------
                                     Gilles Trahan, President and Principal
                                        Executive Officer

                                  By: /s/ Martin Baldwin
                                     ------------------------------------
                                      Martin Baldwin, Principal Financial and
                                        Accounting Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Title                    Date

/s/ Gilles Trahan
------------------------
Gilles Trahan                       Director             March 30, 2010

/s/ Martin Baldwin
------------------------
Martin Baldwin                      Director             March 30, 2010

                       ELEMENTAL PROTECTIVE COATINGS CORP.
                          REPORT ON FORM 10-K
                                    EXHIBITS