Form 10-Q
period 2010-03-31
Elemental Protective Coating Corp.
filed 2010-05-28
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-148546

ELEMENTAL PROTECTIVE COATINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-8248213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Water Park Place, 20 Bay Street Toronto, ON, Canada	M5J 2N8
(Address of principal executive offices)	(Zip Code)

(646) 448-0197
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐

Accelerated filer	☐

Non-accelerated filer	☐
(Do not check if a smaller reporting company)

Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	56,300,000 shares
(Class)

(Outstanding as at November 13, 2009)

Elemental Protective Coating Corp.
(formerly DBL Senior Care, Inc.)
(a Development Stage Company)
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	F-2

Statements of Operations for the three months ended March 31, 2010 and 2009 and for the period from Inception (January 17, 2007) through March 31, 2010 (Unaudited)	F-3

Statements of Stockholders’ Equity (Deficit) for the period from Inception (January 17, 2007) through March 31, 2010	F-4

Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the period from Inception (January 17, 2007) through March 31, 2010 (Unaudited)	F-5

Notes to Financial Statements	F-6

Elemental Protective Coating Corp.
(formerly DBL Senior Care, Inc.)
(a Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Assets

Current Assets:
Cash	$-	$37

Total Current Assets	-	37

Intangible Assets - net (Notes 7,8,9,10)	4,908,333	4,970,833

Total Assets	$4,908,333	$4,970,870

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Notes Payable	$6,000	$6,000
Accounts Payable	8,430	8,430

Total Current Liabilities	14,430	14,430

Long Term Liabilities:
Convertible Note Payable - Related Party (Notes 7,8,9,10)	5,000,000	5,000,000
Accrued Interest on Convertible Note Payable - Related Party (Notes 7,8,9,10)	108,494	34,521

Total Long Term Liabilities	5,108,494	5,034,521

Total Liabilities	5,122,924	5,048,951

Stockholders' Equity (deficit):
Preferred Stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock, $.001 par value, 70,000,000 shares authorized, 13,300,000 and 13,300,000 shares issued and outstanding, respectively	13,300	13,300

Additional paid-in capital	78,010	78,010
Deficit accumulated during development stage	(305,901)	(169,391)

Total Stockholders' Equity (deficit)	(214,591)	(78,081)

Total Liabilities and Stockholders' Equity (deficit)	$4,908,333	$4,970,870

The accompanying notes are an integral part of these financial statements.

Elemental Protective Coating Corp.
(formerly DBL Senior Care, Inc.
(a Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended		Inception
	March 31,		(January 17, 2007)
	2010	2009	to March 31, 2010

Revenue	$-	$-	$-

Expenses:
General and Administrative Expenses	37	6,024	10,531
Amortization Expense	62,500	-	91,667
Professional Fees	-	-	50,250

Total Expenses	62,537	6,024	152,448

Other Income (expense)
Other Income	-	-	41
Interest Expense	(73,973)	-	(108,494)

Total Other Income (Expense)	(73,973)	-	(108,453)

Loss before Provision for Income Taxes	(136,510)	(6,024)	(260,901)

Provision for Income Taxes	-	-	-

Net Loss	$(136,510)	$(6,024)	$(260,901)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	13,300,000	5,630,000

The accompanying notes are an integral part of these financial statements.

Elemental Protective Coating Corp.
(formerly DBL Senior Care, Inc.)
(a Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

				Deficit
				Acumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

January 17, 2007
Subscriptions Receivable $0.001 per share	50,000,000	$50,000	$-	$(45,000)	$5,000

July 30, 2007
Donated Capital	-	-	200	-	200

August 6, 2007
Private Placement $0.05 per share	6,300,000	6,300	25,200	-	31,500

Net Income (Loss)	-	-	-	(7,507)	(7,507)

Balance December 31, 2007	56,300,000	56,300	25,400	(52,507)	29,193

Net Income (Loss)	-	-	-	(29,160)	(29,160)

Balance December 31, 2008	56,300,000	56,300	25,400	(81,667)	33

April 14, 2009
Donated Capital	-	-	100	-	100

November 19, 2009
Repurchase of Company Stock and Cancellation	(43,000,000)	(43,000)	42,800	-	(200)

December 31, 2009	-	-	9,710	-	9,710
Donated Capital

Net Income (Loss)	-	-	-	(87,724)	(87,724)

Balance December 31, 2009	13,300,000	13,300	78,010	(169,391)	(78,081)

Net Income (Loss)	-	-	-	(136,510)	(136,510)

Balance March 31, 2010	13,300,000	$13,300	$78,010	$(305,901)	$(214,591)

The accompanying notes are an integral part of these financial statements.

Elemental Protective Coatings Corp.
(formerly DBL Senior Care, Inc.)
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Inception
	March 31,		(January 17, 2007)
	2010	2009	to March 31, 2010

Cash flows from operating activities:
Net income (loss)	$(136,473)	$(6,024)	$(260,901)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization Expense	62,500	-	91,667
Changes in operating assets and liabilities:
Increase (decrease) in Accounts Payable	-	6,000	8,430
Increase (decrease) in Accrued Interest	73,973		108,494
Net cash provided by (used in) operating activities	-	(24)	(52,310)

Cash flows from financing activities:
Donated Capital	-	-	10,010
Issuances of Common Stock	-	-	36,500
Payment on Cancelled Shares	-	-	(200)
Proceeds from Notes Payable	-	-	6,000
Net cash provided by (used in) financing activities	-	-	52,310

Net Increase (decrease) in cash	(37)	(24)	-
Cash, beginning of period	37	33	-

Cash, end of period	$-	$9	$-

Supplemental Disclosures:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Schedule of Noncash Investing and Financing Activities:
Acquisition of License Agreement through Debt Financing	$-	$-	$5,000,000

The accompanying notes are an integral part of these financial statements.

Elemental Protective Coatings Corp.
(formerly DBL Senior Care, Inc.)
(a Development Stage Company)
Notes to Financial Statements
(Unaudited)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2009 and notes thereto included in the Company's annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 – HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized on January 17, 2007 (Date of Inception) under the laws of the State of Nevada, as DBL Senior Care, Inc. The Company is authorized to issue up to  70,000,000  shares of its $0.001  par value  common  stock and  5,000,000 shares  of its  $0.001  par value  preferred  stock.  The Company has limited operations and in accordance with FASB ASC 915-10, "Development Stage Entities," the Company is considered a development stage company.

On December  11, 2009,  the Company  amended its  articles of  incorporation  to change its name from DBL Senior  Care,  Inc. to  Elemental  Protective  Coatings Corp.

The former business plan of the Company was to provide personal care services to elderly, handicapped or other home-bound individuals suffering infirmity. During the year ended December 31, 2009, the board of directors changed the Company's focus toward the manufacture and sale of fire retardant products.

Elemental Protective Coatings Corp.
(formerly DBL Senior Care, Inc.)
(a Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 3 – GOING CONCERN

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

NOTE 4 – ACCOUNTING POLICIES

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

Elemental Protective Coatings Corp.
(formerly DBL Senior Care, Inc.)
(a Development Stage Company)
Notes to Financial Statements
(Unaudited)

Loss per Common Share

Net loss per common share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic loss per common share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per common share excludes all potential common shares if their effect is anti-dilutive.  Antidilutive common shares related to the $5,000,000 Convertible Note Payable excluded from the computation of diluted earnings (loss) per common share were 20,433,976 and 0 for the three months ended March 31, 2010 and 2009, respectively.

Interim Financial Statements

The unaudited financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the periods ended March 31, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.  The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 5 – STOCKHOLDERS’ EQUITY

On July 30, 2007, an officer and director of the Company donated cash in the amount of $200. The entire amount was donated, is not expected to be repaid and is considered to be additional paid-in capital.

Elemental Protective Coatings Corp.
(formerly DBL Senior Care, Inc.)
(a Development Stage Company)
Notes to Financial Statements
(Unaudited)

On August 6, 2007, the Company issued an aggregate of 6,300,000 shares of its $0.001 par value common stock for total cash of $31,500 in a private placement pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended.

On April 14, 2009, an officer and director of the Company donated cash in the amount of $100. The entire amount was donated, is not expected to be repaid, and is considered to be additional paid-in capital.

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

NOTE 6 – WARRANTS AND OPTIONS

As of March 31, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7 – DEBT OBLIGATIONS

On February 22, 2009 and March 15, 2009, the Company issued two notes payable of $2,500 and $3,500, respectively, for an aggregate amount of $6,000. The notes were issued to one non-affiliated entity, bear no interest, and are due on demand. As of March 31, 2010 and December 31, 2009, the balance due is $6,000.

During the year ended December 31, 2009, the Company issued a note payable in the amount of $540 to one non-affiliated entity. The note bears no interest and was due on demand. On December 31, 2009, the note holder forgave the entire amount payable; thus as of December 31, 2009, $0 was due on this note.

Through the year ended December 31, 2009, the Company issued a note payable to one non-affiliated person in the aggregate amount of $9,170. The note bears no interest and was due on demand. On December 31, 2009, the note holder forgave the entire balance owed; thus as of December 31, 2009, $0 was due on this note.

Elemental Protective Coatings Corp.
(formerly DBL Senior Care, Inc.)
(a Development Stage Company)
Notes to Financial Statements
(Unaudited)

On November 19, 2009, the Company issued a Convertible Promissory Note in the principal amount of $5,000,000 to a related party entity, in exchange for the assignment of certain contractual rights from the note holder. The principal amount and interest accrued are due on November 16, 2011, bears an interest rate of 6% per annum and contains no prepayment penalty. The note holder may convert any portion of the unpaid principal balance, and interest accrued thereupon at the time of such conversion, into shares of common stock at the rate of $0.25 per share. The Company believes the fair market value for its common stock is $0.25 per share, and thus there exists no beneficial conversion feature on the note.  On May 5, 2010 (See Note 10), the Assignment of Contract Rights agreement and the convertible note were terminated.

NOTE 8 – RELATED PARY TRANSACTIONS

On January 17, 2007, the Company issued 50,000,000 shares of its par value common stock as founders' shares to two officers and directors in exchange for a subscription receivable in the amount of $5,000. The subscription receivable was satisfied on February 2, 2007, with a cash payment of $5,000.

On July 30, 2007, an officer and director of the Company donated cash in the amount of $200. The entire amount was donated, is not expected to be repaid, and is considered to be additional paid-in capital.

On April 14, 2009, an officer and director of the Company donated cash in the amount of $100. The entire amount was donated, is not expected to be repaid, and is considered to be additional paid-in capital.

On November 19, 2009, the Company repurchased and cancelled 43,000,000 shares of its common stock from two of its founding shareholders.

On November 19, 2009, the Company entered into an Assignment of Contract Rights with MSE Enviro-Tech Corp., a related party, whereby the Company obtained certain exclusive and non-exclusive rights to manufacture, sell, share, license or otherwise distribute the products and technologies pertaining to various fire extinguishing and inhibiting products. In exchange, the Company issued a convertible note payable in the principal amount of $5,000,000 (See Note 7). The note has a maturity date of November 16, 2011, bears an interest rate of 6% per annum and contains no prepayment penalty. The note holder may convert any portion of the unpaid principal balance, and interest accrued thereupon at the time of such conversion, into shares of common stock at the rate of $0.25 per share. The Company believes the fair market value for its common stock is $0.25 per share, and thus there exists no beneficial conversion feature on the note.  On May 5, 2010 (See Note 10), the Assignment of Contract rights agreement and the convertible note were terminated.

Elemental Protective Coatings Corp.
(formerly DBL Senior Care, Inc.)
(a Development Stage Company)
Notes to Financial Statements
(Unaudited)

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On November 19, 2009, the Company entered into an Assignment of Contract Rights with MSE Enviro-Tech Corp., a related party, whereby the Company obtained certain exclusive and non-exclusive rights to manufacture, sell, share, license or otherwise distribute the products and technologies pertaining to various fire extinguishing and inhibiting products. In exchange, the Company issued a convertible note payable in the principal amount of $5,000,000 (See Note 7). The principal amount and interest accrued have a maturity date of November 16, 2011, bears an interest rate of 6% per annum and contains no prepayment penalty. The note holder may convert any portion of the unpaid principal balance, and interest accrued thereupon at the time of such conversion, into shares of common stock at the rate of $0.25 per share. The Company believes the fair market value for its common stock is $0.25 per share, and thus there exists no beneficial conversion feature on the note.  On May 5, 2010 (See Note 10), the Assignment of Contract Rights agreement and the convertible note were terminated.

NOTE 10 – SUBSEQUENT EVENTS

On May 5, 2010 the Assignment of Contract Rights with MSE Enviro-Tech Corp. (“MEVT”) was terminated resulting in the Company being released from its debt obligation of $5,000,000 as well as relinquishing its rights to the Hartindo and Dectan products.  This transaction will be accounted for in the Company’s Financial Statements for the three months ended June 30, 2010.  The carrying values of the Intangible Assets – net ($4,884,360) and the Convertible Note Payable and Accrued Interest on Convertible Note Payable ($5,137,261) at May 5, 2010 will be eliminated and a gain on termination of agreement ($252,901) will be recognized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Plan of Operation
The Company’s plan of operation is as follows:

1) The Company’s immediate plan of operation is to pursue the sale of its an environmentally friendly, water-based product that prevents materials from igniting and in doing so prevents fire from spreading.

Estimated Date - May 2010
As previously written, the first and immediate target market is wood used for housing construction. While there exists some domestic competition the company feels the international market is under targeted.  The second market the company will target is fabric other than clothing. The company has plans to introduce new key people from the sectors that traditionally use such material in high volume.

To these ends the company has recently begun negotiations regarding a wood company. This arrangement would:

1.	allow the wood company to exclusively handle all wood sales and inquires in the short term,
2.	serve as a trial for allowing the wood company to exclusively handle all sales and inquiries going forward, and
3.	allow the wood company to explore fabric sales and inquires on a non-exclusive basis.

Estimated Date - 1 September 2010
The third market the company will pursue is a subset of the above. Carpet and mattress companies, either domestic or abroad focusing on export, represent target markets that, while somewhat easy to service, represent  a smaller opportunity for the company than the above.

Estimated Date - On-going
The are numerous smaller markets for this product. More importantly, as the product gains more exposure, and pressure builds to replace existing toxic materials, new markets will present themselves.

2) The company plans to market a rust inhibitor that meets the demand of a new environmentally conscious market. The timing of this plan is subject somewhat to the timetable above and to the possible need for more capital.

3) The company also has interests in other coating / sealing / filling technologies. The timing of this plan is subject to the timetables above and to the possible need for more capital.

4) The company is exploring various nano-technologies, mostly to the extent that they incorporate the environmentally friendly technologies above.

5) The company continues its search for technology that fits its green mandate.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Not Applicable.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Plan of Operation

             The Company’s plan of operation is as follows:

1) The Company’s immediate plan of operation is to pursue the sale of its an environmentally friendly, water-based product that prevents materials from igniting and in doing so prevents fire from spreading.

Estimated Date - May 2010
As previously written, the first and immediate target market is wood used for housing construction. While there exists some domestic competition the company feels the international market is under targeted.  The second market the company will target is fabric other than clothing. The company has plans to introduce new key people from the sectors that traditionally use such material in high volume.

To these ends the company has recently begun negotiations regarding a wood company. This arrangement would:

1.	allow the wood company to exclusively handle all wood sales and inquires in the short term,
2.	serve as a trial for allowing the wood company to exclusively handle all sales and inquiries going forward, and
3.	allow the wood company to explore fabric sales and inquires on a non-exclusive basis.

Estimated Date - 1 September 2010
The third market the company will pursue is a subset of the above. Carpet and mattress companies, either domestic or abroad focusing on export, represent target markets that, while somewhat easy to service, represent  a smaller opportunity for the company than the above.
Estimated Date - On-going
The are numerous smaller markets for this product. More importantly, as the product gains more exposure, and pressure builds to replace existing toxic materials, new markets will present themselves.

2) The company plans to market a rust inhibitor that meets the demand of a new environmentally conscious market. The timing of this plan is subject somewhat to the timetable above and to the possible need for more capital.

3) The company also has interests in other coating / sealing / filling technologies. The timing of this plan is subject to the timetables above and to the possible need for more capital.

4) The company is exploring various nano-technologies, mostly to the extent that they incorporate the environmentally friendly technologies above.

5) The company continues its search for technology that fits its green mandate.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.

Not applicable.

Item 5.   Other Information.

None.

Item 6.     Exhibits.

None.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of May 2010.

ELEMENTAL PROTECTIVE COATINGS CORP.

By:	/s/ Gilles Trahan
Gilles Trahan, President and Principal Executive Officer

By:	/s/ Martin Baldwin
Martin Baldwin, Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Gilles Trahan
Gilles Trahan	Director	May, 2010

/s/ Martin Baldwin
Martin Baldwin	Director	May, 2010