Form 10-Q
period 2010-06-30
Elemental Protective Coating Corp.
filed 2010-08-17
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

For the quarterly period ended: June 30, 2010

OR

For the transition period from ____________ to _____________

Commission File Number: 333-148546

ELEMENTAL PROTECTIVE COATINGS CORP.
(Exact name of registrant as specified in its charter)

(305) 428-2653
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes ☐  No ☐

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

(Class)

(Outstanding as at November 13, 2009)

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☐
Smaller reporting company ☐
Common Stock, $0.001 par value 56,300,000 shares

Elemental Protective Coating Corp.
(formerly DBL Senior Care, Inc.)
(a Development Stage Company)
Index to Financial Statements

Page

Financial Statements:

Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	F-2

Statements of Operations for the three months ended June 30, 2010 and 2009, six months ended June 30 2010 and 2009 and for the period from Inception  (January 17, 2007) through June 30, 2010 (Unaudited)
F-3

Statements of Stockholders’ Equity (Deficit) for the period from Inception (January 17, 2007) through June 30, 2010	F-4

Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and for the period from Inception (January 17, 2007) through June 30, 2010 (Unaudited)	F-5

Notes to Financial Statements

Elemental Protective Coating Corp.
(formerly DBL Senior Care, Inc.)
(a Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Assets

Current Assets:
Cash	$-	$37

Total Current Assets	-	37

Intangible Assets - net (Notes 7,8)	-	4,970,833

Total Assets	$-	$4,970,870

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Notes Payable	$6,000	$6,000
Due to Related Party	1,000	-
Accounts Payable	8,779	8,430

Total Current Liabilities	15,779	14,430

Long Term Liabilities:
Convertible Note Payable - Related Party (Notes 7,8)	-	5,000,000
Accrued Interest on Convertible Note Payable - Related Party (Notes 7,8)	-	34,521

Total Long Term Liabilities	-	5,034,521

Total Liabilities	15,779	5,048,951

Stockholders' Equity (deficit):
Preferred Stock, $.001 par value,
5,000,000 shares authorized, no shares
issued and outstanding	-	-
Common Stock, $.001 par value,
70,000,000 shares authorized, 13,300,000
and 13,300,000 shares issued and outstanding,
respectively	13,300	13,300

Additional paid-in capital	78,010	78,010
Deficit accumulated during development stage	(107,089)	(169,391)

Total Stockholders' Equity (deficit)	(15,779)	(78,081)

Total Liabilities and Stockholders' Equity (deficit)	$-	$4,970,870

The accompanying notes are an integral part of these financial statements.

Elemental Protective Coating Corp.
(formerly DBL Senior Care, Inc.
(a Development Stage Company)
Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended		Inception
	June 30,		June 30,		(January 17, 2007)
	2010	2009	2010	2009	to June 30, 2010

Revenue	$-	$-	$-	$-	$-

Expenses:
General and Administrative Expenses	386	8,088	349	2,064	10,880
Amortization Expense	86,806	-	24,306	-	115,973
Professional Fees	1,000	-	1,000	-	51,250

Total Expenses	88,192	8,088	25,655	2,064	178,103

Loss from operations	(88,192)	(8,088)	(25,655)	(2,064)	(178,103)

Other Income (expense)
Other Income	-	-	-	-	41
Gain on Termination of Agreement	253,634	-	253,634	-	253,634
Interest Expense	(103,140)	-	(29,167)	-	(137,661)

Total Other Income (Expense)	150,494	-	224,467	-	116,014

Income (loss) before Provision for Income Taxes	62,302	(8,088)	198,812	(2,064)	(62,089)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$62,302	$(8,088)	$198,812	$(2,064)	$(62,089)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)	$0.01	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	13,300,000	56,300,000	13,300,000	56,300,000

The accompanying notes are an integral part of these financial statements.

Elemental Protective Coating Corp.
(formerly DBL Senior Care, Inc.)
(a Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

					Total
			Additional	Deficit	Stockholders'
	Common Stock		Paid-In	Acumulated During	Equity
	Shares	Amount	Capital	the Development Stage	(Deficit)

January 17, 2007
Subscriptions Receivable $0.001 per share	50,000,000	$50,000	$-	$(45,000)	$5,000

July 30, 2007
Donated Capital	-	-	200	-	200

August 6, 2007
Private Placement $0.05 per share	6,300,000	6,300	25,200	-	31,500

Net Income (Loss)	-	-	-	(7,507)	(7,507)

Balance December 31, 2007	56,300,000	56,300	25,400	(52,507)	29,193

Net Income (Loss)	-	-	-	(29,160)	(29,160)

Balance December 31, 2008	56,300,000	56,300	25,400	(81,667)	33

April 14, 2009
Donated Capital	-	-	100	-	100

November 19, 2009
Repurchase of Company Stock and Cancellation	(43,000,000)	(43,000)	42,800	-	(200)

December 31, 2009	-	-	9,710	-	9,710
Donated Capital

Net Income (Loss)	-	-	-	(87,724)	(87,724)

Balance December 31, 2009	13,300,000	13,300	78,010	(169,391)	(78,081)

Net Income (Loss)	-	-	-	62,302	62,302

Balance June 30, 2010	13,300,000	$13,300	$78,010	$(107,089)	$(15,779)

The accompanying notes are an integral part of these financial statements.

Elemental Protective Coatings Corp.
(formerly DBL Senior Care, Inc.)
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended		Inception
	June 30,		(January 17, 2007)
	2010	2009	to June 30, 2010

Cash flows from operating activities:
Net income (loss)	$62,302	$(8,088)	$(62,089)
Adjustments to reconcile net income (loss) to
cash provided by (used in) operating activities:
Amortization Expense	86,806	-	115,973
Gain on termination of agreement	(253,634)	-	(253,634)
Changes in operating assets and liabilities:
Increase (decrease) in Accounts Payable	349	1,500	8,779
Increase (decrease) in Accrued Interest	103,140	-	137,661
Net cash provided by (used in)
operating activities	(1,037)	(6,588)	(53,310)

Cash flows from financing activities:
Donated Capital	-	100	10,010
Issuances of Common Stock	-	-	36,500
Payment on Cancelled Shares	-	-	(200)
Proceeds from Notes Payable	-	6,540	6,540
Due to related party	1,000	-	1,000
Net cash provided by (used in)
financing activities	1,000	6,640	53,850

Net Increase (decrease) in cash	(37)	52	-
Cash, beginning of period	37	33	-

Cash, end of period	$-	$85	$-

Supplemental Disclosures:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

Schedule of Noncash Investing and Financing Activities:
Acquisition of License Agreement through Debt Financing	$-	$-	$5,000,000

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

NOTE 2 – HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized on January 17, 2007 (Date of Inception) under the laws of the State of <?xml:namespace prefix = st1 ns = "urn:schemas-microsoft-com:office:smarttags" />Nevada, as DBL Senior Care, Inc. The Company is authorized to issue up to  70,000,000  shares of its $0.001  par value  common  stock and  5,000,000 shares  of its  $0.001  par value  preferred  stock.  The Company has limited operations and in accordance with FASB ASC 915-10, "Development Stage Entities," the Company is considered a development stage company.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive net loss per common share excludes all potential common shares if their effect is anti-dilutive.

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

NOTE 6 – WARRANTS AND OPTIONS

As of June 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7 – DEBT OBLIGATIONS

On February 22, 2009 and March 15, 2009, the Company issued two notes payable of $2,500 and $3,500, respectively, for an aggregate amount of $6,000. The notes were issued to one non-affiliated entity, bear no interest, and are due on demand. As of June 30, 2010 and December 31, 2009, the balance due is $6,000.

During the year ended December 31, 2009, the Company issued a note payable in the amount of $540 to one non-affiliated entity. The note bore no interest and was due on demand. On December 31, 2009, the note holder forgave the entire amount payable; thus as of December 31, 2009, $0 was due on this note.

Through the year ended December 31, 2009, the Company issued a note payable to one non-affiliated person in the aggregate amount of $9,170. The note bore no interest and was due on demand. On December 31, 2009, the note holder forgave the entire balance owed; thus as of December 31, 2009, $0 was due on this note.

On November 19, 2009, the Company issued a Convertible Promissory Note in the principal amount of $5,000,000 to a related party entity, in exchange for the assignment of certain contractual rights from the note holder. The principal amount and interest accrued were due on November 16, 2011, bore an interest rate of 6% per annum and contained no prepayment penalty. The note holder could have converted any portion of the unpaid principal balance, and interest accrued thereupon at the time of such conversion, into shares of common stock at the rate of $0.25 per share.

On May 5, 2010, the Assignment of Contract Rights with MSE Enviro-Tech Corp. (“MEVT”) was terminated resulting in the Company being released from its debt obligation of $5,000,000 as well as relinquishing its rights to the Hartindo and Dectan products.  The carrying values of the Intangible Assets – net ($4,884,027) and the Convertible Note Payable and Accrued Interest on Convertible Note Payable ($5,137,661) at May 5, 2010 have been eliminated and a gain on termination of agreement ($253,634) has been recognized.

During the three months ended June 30, 2010 an affiliated party paid $1,000 on behalf of the Company for professional services rendered.

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

On November 19, 2009, the Company entered into an Assignment of Contract Rights with MSE Enviro-Tech Corp., a related party, whereby the Company obtained certain exclusive and non-exclusive rights to manufacture, sell, share, license or otherwise distribute the products and technologies pertaining to various fire extinguishing and inhibiting products. In exchange, the Company issued a convertible note payable in the principal amount of $5,000,000 (See Note 7). The note had a maturity date of November 16, 2011, bore an interest rate of 6% per annum and contained no prepayment penalty. The note holder could have converted any portion of the unpaid principal balance, and interest accrued thereupon at the time of such conversion, into shares of common stock at the rate of $0.25 per share.  On May 5, 2010 (See Note 7), the Assignment of Contract rights agreement and the convertible note were terminated.

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

Estimated Date - Augusr 2010
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

To these ends the company has recently begun negotiations regarding a wood company. This arrangement would:

1	allow the wood company to exclusively handle all wood sales and inquires in the short term,

2	serve as a trial for allowing the wood company to exclusively handle all sales and inquiries going forward, and

3	allow the wood company to explore fabric sales and inquires on a non-exclusive basis.

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

To these ends the company has recently begun negotiations regarding a wood company. This arrangement would:

1	allow the wood company to exclusively handle all wood sales and inquires in the short term,

2	serve as a trial for allowing the wood company to exclusively handle all sales and inquiries going forward, and

3	allow the wood company to explore fabric sales and inquires on a non-exclusive basis.

II-1

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

II-2

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

	Title	Date

/s/ Gilles Trahan
Gilles Trahan	Director	August, 2010

/s/ Martin Baldwin
Martin Baldwin	Director	August, 2010