Form 10-Q
period 2010-09-30
Elemental Protective Coating Corp.
filed 2010-12-27
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
For the quarterly period ended: September 30, 2010
or
For the transition period from ____________ to _____________

Commission File Number: 333-148 546

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “ large accelerated filer,” “ accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.:
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

(Class)

(Outstanding as at September 30th, 2010)

Large accelerated filer   ☐
Accelerated filer   ☐
Non-accelerated filer   ☐
Smaller reporting company  ☒
Common Stock, $0.001 par value   56,300,000 shares

Elemental Protective Coating Corp.
(formerly DBL Senior Care, Inc.)
(a Development Stage Company)
Index to Financial Statements

Part I - Financial Information	3
Item 1 - Financial Statements	3
Balance Sheets
(Balance Sheets as of September 30, 2010 and December 31, 2009)
Statements of Operations
(Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and the period of January 17, 2007 (Inception) to September 30, 2010)
Statements of Cash Flows
(Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and the period of January 17, 2007 (Inception) to September 30, 2010)
Notes to the Unaudited Financial Statements	6
For the Three and Nine Months Ended September 30, 2010 and 2009 and the Period of January 17, 2007 (Inception) to September 30, 2010
Note 1 - Basis of Presentation
Note 2 - Condensed Financial Statements
Note 3 - Going Concern
Note 4 - History and Organization of the Company
Note 5 - Accounting Policies
Use of Estimates
Recently Issued Accounting Pronouncements
Note 6 - Subsequent Events
Item 1A - Risk Factors	8
Item 2 - Management’s Discussion and Analysis	8
Plan of Operation
Financial Condition
Item 3 - Market Risk Disclosures	9
Item 4 - Controls	9
Part II - Other Information	9
Item 1 - Legal Proceedings	9
Item 2a - Unregistered Sales of Equity Securities	9
Item 2b - Stockholder Matters	9
Item 2c - Issuer repurchases	9
Item 3 - Defaults Upon Senior Securities	9
Item 4 - Results of Security Holder Vote	9
Item 5 - Other Information	9
Item 6 - Exhibits	9
Signatures	10
Certifications
CEO Certification
CFO Certification
CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I - Financial Information
Item 1 - Financial Statements

Balance Sheets
(Balance Sheets as of September 30, 2010 and December 31, 2009)
ELEMENTAL PROTECTIVE COATING CORP.
(formerly DBL SENIOR CARE, INC.)
(A Development Stage Company)
Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets
Cash	$-	$37
Total current assets	-	37

Intangible assets	-	4,970,833

Total assets	$-	$4,970,870

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$11,332	$8,430
Related party payable	5,324	-
Wages payable	105,000	-
Notes payable	6,000	6,000
Total current liabilities	127,656	14,430

Convertible note payable	-	5,000,000
Accrued interest	-	34,521

Total liabilities	127,656	5,048,951

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 275,000,000 shares authorized; 13,300,000 issued and outstanding at September 30, 2010 and December 31, 2009	13,300	13,300
Additional paid in capital	78,010	78,010
Deficit accumulated during the development stage	(218,966)	(169,391)
Total stockholders' deficit	(127,656)	(78,081)

Total liabilities and stockholders' deficit	$-	$4,970,870

See accompanying notes to financial statements

Statements of Operations
(Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and the period of January 17, 2007 (Inception) to September 30, 2010)

ELEMENTAL PROTECTIVE COATING CORP.
(formerly DBL SENIOR CARE, INC.)
(A Development Stage Company)
Statement of Operations (unaudited)

					For the period from
					January 17, 2007
	Three months ended September 30,		Nine months ended September 30,		(inception) to
	2010	2009	2010	2009	September 30, 2010

Revenue	$-	$-	$-	$-	$-

Operating expenses
Amortization	-	-	86,806	-	115,973
General and administrative	619	3,194	1,005	11,282	11,499
Officer compensation	105,000	-	105,000	-	105,000
Professional fees	6,258	-	7,258	-	57,508
Total operating expenses	111,877	3,194	200,069	11,282	289,980

Other income (expense)
Other income	-	-	-	-	41
Extraordinary gain	-	-	253,634	-	253,634
Interest expense	-	-	(103,140)	-	(137,661)
Total other income (expense)	-	-	150,494	-	116,014

Net loss	$(111,877)	$(3,194)	$(49,575)	$(11,282)	$(173,966)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	13,300,000	56,300,000	13,300,000	56,300,000

See accompanying notes to financial statements

Statements of Cash Flows
(Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and the period of January 17, 2007 (Inception) to September 30, 2010)

ELEMENTAL PROTECTIVE COATING CORP.
(formerly DBL SENIOR CARE, INC.)
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			For the period of
			January 17, 2007
	Nine months ended September 30,		(inception) to
	2010	2009	September 30, 2010
Cash flows from operating activities
Net loss	$(49,575)	$(11,282)	$(173,966)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	86,806	-	115,973
Extraordinary gain	(253,634)	-	(253,634)
Interest on convertible note	103,140	-	137,661
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	2,902	7,500	11,332
Wages payable	105,000	-	105,000
Net cash used in operating activities	(5,361)	(3,782)	(57,634)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	5,324	-	5,324
Proceeds from note payable	-	3,710	6,000
Contributed capital	-	100	10,010
Proceeds from sale of stock	-	-	36,500
Payment on cancelled shares	-	-	(200)
Net cash provided by financing activities	5,324	3,810	57,634

(Decrease) increase in cash	(37)	28	-
Cash at beginning of period	37	33	-
Cash at end of period	$-	$61	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

Notes to the Unaudited Financial Statements
For the Three and Nine Months Ended September 30, 2010 and 2009 and the Period of January 17, 2007 (Inception) to September 30, 2010

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

Note 2 - Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Note 4 - History and Organization of the Company

The Company was organized on January 17, 2007 (Date of Inception) under the laws of the State of Nevada, as DBL Senior Care, Inc. The Company was authorized to issue up to  70,000,000  shares of its $0.001  par value  common  stock and  5,000,000 shares  of its  $0.001  par value  preferred  stock.  The Company has limited operations and in accordance with FASB ASC 915-10, "Development Stage Entities," the Company is considered a development stage company.

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

Note 5 - Accounting Policies
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

Note 6 - Subsequent Events

On October 28, 2010 Gilles Trahan resigned from the Company and John Wilkes assumed all of Trahan's responsibilities.

On November  4, 2010 the Company agreed to issue 210,000,000 shares of its common stock to Lacey holdings limited, a  B.V.I. corporation, in exchange for an exclusive worldwide license to utilize its proprietary “carbon credit” producing technology solutions. The shares were issued on the same day as payment of the $2,100,000 licensing fee.

On December 7, 2010, the Company signed a promissory note with a former officer for $72,247 which is the sum of salary owed plus expenses paid by the officer on behalf of the Company. Payments will be made in two installments with $40,000 being due on January 16, 2011 and $32,247 being due May 16, 2011. The note is non-interest bearing.

On December 15, 2010, upon approval of the shareholders of this corporation, the Company enacted a 9:1 reverse stock split and the Articles of Incorporation were amended and restated as follows:
ARTICLE 1. Name of the corporation: Bio-Carbon Solutions International.

Item 1A - Risk Factors
Not Applicable.

Item 2 - Management’s Discussion and Analysis
Plan of Operation

The Company intends to provide specialized advisory and value chain management services to clients who wish to participate in the carbon development market.

The Company’s participation may take place in three main forms:

1)	Preparing necessary documentation and proof for registering carbon offsets specifically to meet the requirements of carbon trades from specific landholdings, working either on behalf of:
a)  landowners intent on increasing revenues from their properties, or
b)  emitters intent on meeting their regulatory requirements.

2) Providing carbon monitoring services in order to ensure that our clients’ projects are compliant in their reporting to various jurisdictions where their carbon offsets are registered.

3) Financing specific projects where the Company can forward sell carbon offsets to emitters or carbon brokerage firms.

Mandatory carbon offsets are regulated through cap and trade mechanism. These are legislated regional or international arrangements where carbon emitters have the option to purchase carbon offsets from forested ecosystems to reduce their carbon footprints.

Offsets are generated from projects that are registered and accepted by authorities only after they meet a complex set of rules in terms of project baseline definition, eligibility of activities, carbon pool and sink modeling/accounting, demonstration of permanence, and strategies to manage the risk of reversal.

These rules vary from one jurisdiction to the other and are difficult to navigate for people unfamiliar with the entire value chain involved in carbon trading.

Similar to mandatory carbon offsets, voluntary carbon offsets must meet specific accounting rules in order to be credible in the marketplace.

Financial Condition
The Company begins its new business line relatively unencumbered with no appreciable plans for an increase in company expenses at this time.

Item 3 - Market Risk Disclosures
Not applicable at this time.
Item 4 - Controls
Not applicable at this time.

Part II - Other Information

Item 1 - Legal Proceedings
None.
Item 2a - Unregistered Sales of Equity Securities
Not applicable at this time.
Item 2b - Stockholder Matters
Not applicable at this time.
Item 2c - Issuer repurchases
Not applicable at this time.

Item 3 - Defaults Upon Senior Securities
None.
Item 4 - Results of Security Holder Vote
Not applicable at this time.
Item 5 - Other Information
None.
Item 6 - Exhibits
None.

Signatures

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of 23 December 2010.

By:/s/ John Wilkes, President and Chief Executive Officer

By:/s/ Martin Baldwin, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ John Wilkes, Director	23 December 2010

By:/s/ Martin Baldwin, Director	23 December 2010