Form 10-K
period 2010-12-31
Bio-Carbon Solutions International Inc.
filed 2011-04-15
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Commission File Number:  333-148546

BIO-CARBON SOLUTIONS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-8248213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

103 Metig Street,
Sault Ste Marie, Ontario, Canada P6A 2Z5
(Address of principal executive offices, including zip code)

(705)253-0339
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Title of class	Name of each exchange on which registered
Common Stock. $0.001 par value per share	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The common stock was last issued at a price of $0.01 on May 13, 2010.  The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,344,000 at December 31, 2010.

As of April 15, 2011, the Registrant had 34,811,111 outstanding shares of Common Stock with a par value of $0.001 per share.

INDEX
BIO-CARBON SOLUTIONS INTERNATIONAL INC.

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2009. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements.  References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Bio-Carbon "we," "our," “BICS,” and "us" refer to Bio-Carbon Solutions International Inc

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by Bio-Carbon Solutions International Inc.  with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Bio-Carbon Solutions International Inc. with the SEC may also be obtained from Bio-Carbon Solutions International Inc.  by directing a request to Bio-Carbon Solutions International Inc., Attention:  Dr. Luc C. Duchesne-103 Metig Street, Sault Ste Marie, Ontario, Canada P6A 2Z5.

ITEM 1	BUSINESS.

General
Bio-Carbon Solutions International Inc. (“The Company”) is a development stage company incorporated on January 17, 2007, under the laws of the State of Nevada.  The principal offices are located at 103 Metig Street, Sault Ste Marie, Ontario, Canada P6A 2Z5. The telephone number is (705) 253-0339.  The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.  Our fiscal year end is December 31st.

Description of Business

The Company’s business plan and objective is to use its licensed intellectual property to provide services and capitalize on opportunities relating to carbon trading, carbon sequestration, and other greenhouse gas emission control, offset and reduction programs worldwide.  With the increasing importance of such programs, whether participation in them by businesses is voluntary, or as a result of mandatory government regulations, we believe there are opportunities to monetize any program, project or initiatives that will permit the reduction of emissions of green house warming gases. Application of renewable energy projects that displace fossil fuels, treatment of wastes, as well as projects that aim at reducing energy consumption, and/or substances that reduce the emission of greenhouse warming gases, offers a broad spectrum of opportunities for our Company.

Investors must be aware that we have not begun significant operations and we have not generated any revenue.  We currently have minimal funds available and in order to continue our business plan we must raise additional proceeds.  We will likely be required to borrow proceeds from a shareholder in order to pay expenses associated with filing this report.  We cannot provide any guarantee will be successful in securing adequate proceeds in the future and failure to do so would result in a complete loss of any investment made into the Company.

Employees

Currently there are only two employees of the Company, whom also serve as directors of the Company; however, several other employees will be needed to implement the Company’s business plan.  To that end, and in anticipation of a growing work force, a stock option plan for the Company’s Common Stock has been prepared and accepted by the Board of Directors.

Research and Development Expenditures

Since the time of our incorporation we have not incurred any research or development expenditures.

Business Strategy

The company is a provider of carbon offset development solutions (accounting, measuring, reporting, verification and registration) to:

•	Companies with the need to model, monitor and report their carbon footprints;

•    Adipic acid manufacturing
•    Aluminum manufacturing
•    Ammonia manufacturing
•    Carbon dioxide transfer recipients
•    Cement manufacturing
•    Coal mine fugitive emissions
•    Coal storage
•    Cogeneration
•    Electricity generation
•    Electronics Manufacturing
•    Ferroalloy production
•    General stationary fuel combustion
•    Glass Production and other uses of carbonates
•    HCFC-22 production
•    Hydrogen production
•    Industrial wastewater
•    Iron and steel manufacturing

•    Lead production
•    Essential Requirements of Mandatory Reporting
•    Lime manufacturing
•    Magnesium production
•    Natural gas transmission and distribution systems
•    Nitric acid manufacturing
•    Nonroad equipment at facilities
•    Oil and gas production & gas processing
•    Petrochemical production
•    Petroleum refineries
•    Phosphoric acid production
•    Pulp and paper manufacturing
•    Refinery fuel gas
•    SF6 from electrical equipment
•    Soda ash manufacturing
•    Zinc production

•	Its own carbon offset development projects—the company targets developing 1,000,000 hectares from 2011-2016;

•
Companies that emit greenhouse gases and are seeking cost-effective carbon offsets—see below the extensive lists of potential greenhouse gases emitters that are subjected to reporting and cap-and-trade regulations; and,

•	Landowners in search of expertise to develop the carbon potential of their properties.

In November 2010, management of the Company identified the need to pursue carbon opportunities because of international and North American markets in the carbon economy.  Namely, carbon offsets are identified registered and/or traded through a number of methodologies/venues (see below) and can be either voluntary or mandated. For example, in Europe large emitters are subjected to the European Emissions Trading System which is a result of the EU entering into the Kyoto Protocol. In North America, 7 states of the USA and 4 Canadian provinces are members of the Western Climate Initiative.  Of these regulated cap and trade systems are taking place in California and British Columbia.  The Company plans to generate revenues from the exploitation of its two licenses: the Lacey Holdings  which it entered on November 4, 2010 and the 1776739 License which it entered on January 14, 2011.

The company’s Lacey Holdings license permits us to calculate carbon offsets from the business activities of emitters, which we see as a significant consulting activity.   For example, under the Western Climate Initiative, California’s large industrial entities, including refineries, cement plants, and chemical plants, must report on their emissions starting in 2012 if they emit more than 25,000 MT CO2e per year. Likewise CO2 suppliers are covered entities to the extent that they supply more than 25,000 tons of CO2 per year. Electricity suppliers and generators are also covered entities during the initial phase of the Program.   Under WCI’s Final Essential Requirements of Mandatory Reporting a large number of greenhouse gas emitters will need to report their emissions. The GHGs that must be reported under this rule are carbon dioxide (CO2), methane (CH4), nitrous oxide (N2O), hydrofluorocarbons (HFC), perfluorocarbons (PFC), and hexafluoride (SF Sulfur 6) by:

1.
Any facility that emits 10,000 metric tons CO2e or more per year, in combined emissions from one or more of the following source categories ,in any calendar year starting in 2010. Of these, All importers of electricity. Importers of electricity include both retail providers and marketers that import electricity into the WCI region.

2.	Any supplier that within the WCI region distributes transportation fuels in quantities that when combusted would emit 10,000 metric tons CO2e per year or more, in any calendar year starting in 2010.

3.
Any supplier that distributes, within the WCI region, residential, commercial, and industrial fuels in quantities that when combusted would emit 10,000 metric tons CO2e per year or more, in any calendar year starting in 2010.

The technology acquired from Lacey Holdings can be offered to various consulting clients, for example, in assessing the life cycle analysis of different biomass options for the displacement of coal: assessing the carbon footprint of wood biomass, emissions from the combustions municipal solid refuse, emissions from forested, aquatic or agricultural ecosystems or methane emission from coal beds.  This technology is derived from a number of scholarly papers that have been authored or co-authored by Dr Luc C Duchesne who is a director of the Company and Director of Ontario 1776729 which is referenced in this section under a separate license agreement. Here is a selected list of scholarly papers which served in the construction of the intellectual property underlying the Lacey Holdings License: 1. WETZEL, S., L. C. DUCHESNE and M. LAPORTE.  2007.  Bioproducts from Canada’s forests: new partnerships in the bioeconomy.  Springer. 2. ZASADA, J.C., C.W. SLAUGHTER, L.C. DUCHESNE and A.G. GORDON.  1997.  Ecological considerations for the North American Boreal forest. International Institute for Applied Systems Analysis, Laxenburg Austria.  Pub. No. IR-97-024. 3. LAPORTE, M.F., L. C. DUCHESNE and S. WETZEL.  2003.  Effect of rainfall patterns on soil surface CO2 efflux, soil moisture, soil temperature and plant growth in a grassland ecosystem of northern Ontario, Canada: implications for climate change.  Biomed Central Ecology, 2: 10-16. 4. TROFYMOW, J.A., T.R. MOORE, B. TITUS, C. PRESCOTT, I. MORRISON, M. SILTANEN, S. SMITH, J. FYLES, R. WEIN, C. CAMIRE. L.C. DUCHESNE, L. KOZAK, M. KRANANBETTER and S. VISSER.  2002.  Rates of litter decomposition over six years in Canadian forests:  Influence of litter quality and climate.  Canadian Journal of Forest Research, 32: 789-804. 5.LAPORTE, M., L.C. DUCHESNE and I. K. MORRISON.  2002.  Effect of clearcutting, selection cutting, shelterwood cutting and micro-sites on soil respiration in a tolerant hardwood ecosystem of northern Ontario.  Forest Ecology and Management, 174: 565-575.  6. DUCHESNE, L.C. and D.W. LARSON.  1989.  Cellulose and the evolution of plant life.  Bioscience, 39: 238241. 7.PRESTON, C.M., J.A. TROFYMOW and L.C. DUCHESNE.  2000.  Variability in litter quality and its relationship to litter decay in Canadian forests.  Canadian Journal of Botany, 78: 1269-1287. 8.DUCHESNE, L.C. and S. WETZEL.  2000.  Effect of  clear-cutting, prescribed burning and scarification on litter decomposition in an Eastern Ontario jack pine (Pinus banksiana) ecosystem.  International Journal of Wildland Fire, 9:195-201. 9. MOORE, T.J., J. A. TROFYMOW, B. TAYLOR, C. PRESCOTT, C. CAMIRE, L.C. DUCHESNE, J. FYLES, L. KOZAK, M. KRANABETTER, I. MORRISON, M. SILTANEN, S. SMITH, B. TITUS, S. VISSER, R. WEIN and S. ZOLTAI.  1999.  Litter decomposition rates in Canadian forests.  Global Change Biology, 5: 75-82.

The Lacey Holdings Licence was originally purchased from Dr. Duchesne by Lacey Holdings Inc which is a private company owned exclusively by Mr Christopher Skinner.  Mr. Wilkes, as CEO of Elemental Protective Coatings, while scoping business potential for the Company, identified the Lacey Holdings license as a business opportunity.  Furthermore, as management delved into the carbon market and with the emergence of supporting cap-and-trade legislation in California, it became evident that engaging in carbon development projects also offered new business opportunities.  Consequently, the business improved its business plan and made the acquisition of the 1776729 license which permits a greater offering of services than the Lacey Holdings Inc license.  Mr. Duchesne is not a shareholder or a director of Lacey Holdings or related to the only shareholder, officer or director of Lacey Holdings Inc.  There is no relationship between Lacey Holdings, the directors of the Company or its management.

Whereas the Lacey Holdings Licence permits to measure carbon emissions, the 1776729 License agreement permits to develop carbon offset credits for the purpose of taking advantage of recent developments showing that the regulated carbon market is emerging in North America despite the lack of support by the United States Government and the Canadian Government who refuse to ratify the Kyoto Protocol, States and provincial jurisdictions are actively engaged in Cap-and-Trade efforts through the Western Climate Initiative (WCI).

The WCI Partner jurisdictions have developed a comprehensive strategy to reduce regional GHG emissions to 15 percent below 2005 levels by 2020.  The figure below shows that 4 Canadian provinces (British Columbia, Manitoba, Ontario and Quebec) and 7 states in the USA (Washington, Oregon, California, Arizona, New Mexico, Montana, Utah) are members of the Western Climate Initiative.  In addition 16 States/provinces of Canada, the USA and Mexico enjoy observer status in the Western Climate Initiative, which means they are interested but undecided as of yet.

In Canada, British Columbia spearheads Cap-and-Trade efforts. In November 2010, British Columbia posted its Draft Protocol for Forest Carbon Sequestration from Forests making it the most advanced jurisdiction member of the WCI in Canada.  British Columbia is the first Canadian province with a Cap-and-Trade legislation.  In the USA, California spearheads the efforts of Cap-and-Trade under the Western Climate Initiative with numerous protocols and methodologies published under The Climate Action Reserve registry.  In December 2010, California, a member of the Western Climate Initiative, has legislated that carbon offsets from forests are a part of its Cap-and-Trade system.  California produces roughly 1.4 percent of the worlds, and 6.2 percent of the total U.S. greenhouse gases.  This has two significant consequences that create a business case for the development of carbon credits from Canadian forests:

1. Under the Western Climate Initiative, credits can be traded between province and member state –see insert below; From www.westernclimateinitiative.org/component/remository/general/program-design/Design-Summary/ page 6:

1. The WCI Cap-and-Trade Program will be composed of the individual jurisdictions’ cap-and-trade programs implemented through state and provincial regulations. Each WCI Partner jurisdiction implementing the cap-and-trade program design will issue “emission allowances” to meet its jurisdiction-specific emissions goal. The total number of available allowances serves as the “cap” on emissions. The allowances can be bought and sold (“traded”). A regional allowance market is created by the Partner jurisdictions recognizing one another’s allowances for compliance. Through this recognition, the emissions allowances issued by each jurisdiction will be usable throughout the jurisdictions for compliance purposes.  We note that carbon offset vary in quality as reviewed in “FOREST CARBON OFFSETS: A  Scorecard for Evaluating Project Quality” by Julie L. Beane, John M. Hagan, Andrew A. Whitman, John S. Gunn.  2008. Manomet Center for Conservation Sciences. #MCCS NCI 2008,  which heightens the needs for a rigorous, approach to the development of carbon offsets from forests.

Management feels that it might be difficult for California emitters to meet their regulated carbon requirements without having to purchase carbon offsets from Canada. According to the Climate Action Reserve’s projections, the projects currently under approval have just under 30 million tons of credits in the pipeline through 2014 that could be used in the California program.  Yet the demand for total reduction requirements is projected to exceed 230 million tons between 2012 through 2020 in California alone.  Of these, 8% are allowable from forests. The Company believes that emitters will attempt to fill the offset supply gap which will greater demand pressure on the price point of carbon and also stimulate carbon forest sequestration projects from other jurisdictions of the WCI.

More precisely the 1776729 License provides the Company with the means to engage in carbon development as the license is based on 1: Knowledge of and/or relationships with technology providers in various manufacturing sectors who own technologies that can be used by carbon emitters to meet emission reduction requirements; 2.    Knowledge of and/or relationships with land owners in various countries with interests in providing land bases for the development of biological sequestration offset credits to meet emission reduction requirements; 3.   Knowledge of and/or relationships with financial institutions with interest in providing capital for the development of carbon sequestration tools or implementation of novel technologies to meet emissions reduction requirements; and, 4.  Knowledge of and/or relationships with purchasers of carbon offsets.   1776729 is a holding company which has licensed intellectual property from GSN Dreamworks Inc and R & B Cormier Enterprises Inc, which are controlled by Luc Duchesne and Robert G. Cormier, respectively.  Both these businesses have been engaged in carbon research through a joint venture since July 2009 and have licensed intellectual property into 1776729 as a holding company in November 2010. GSN Dreamworks and R & B Cormier Enterprises are the owner of significant intellectual property in various fields of application that are not related to carbon crediting. Therefore it was elected to apportion their respective intellectual properties pertinent to carbon development into 1776729.  Collectively they have established a number of contacts with international clients, including clients from Chile and Norway with whom management plans to enter into agreements as the Company moves forward.

The Company does not currently engage in any business activities that may provide immediate cash flow.  We expect to incur expenses without generating any material revenues for the foreseeable future.  We anticipate the need to raise funds to support our operations for the next 12 months. We have not identified any sources of additional funding for our continued operations, nor have we committed to a plan for funding if our current assets prove inadequate.  During the next 12 months we anticipate incurring costs related to:

• pursuing business opportunities to obtain engagements from clients for the use of our licensed technology;
• preparing our financial statements and having them reviewed and audited; and
• preparing and filing of Exchange Act reports.

We anticipate that we will be able to meet these costs through use of funds in our treasury; additional amounts, if necessary, to be loaned by, or invested in us by our stockholders, management or other investors. Management has funded operations thus far but there is no guaranty that management will be able support operations definitely.

Competitive Business Conditions

Carbon trading is a commercial activity that is regulated by specific jurisdictions pursuant to regional legislation or can be voluntary.  When regulated (Eg. Europe and Western Climate Initiative), governments compel polluters to reduce their greenhouse gas emissions through technological improvements or through the purchase of carbon offsets (carbon credits).  It is an identified risk factor that new legislation may arise in certain jurisdictions that may render the Company’s business plan and knowledge obsolete with respect to carbon credits. With respect to the voluntary trade of carbon credits, there is a significant risk that certain voluntary purchasers of carbon credits may elect to cease the purchase of carbon credits for various reasons that are inherent to their business plans, or because of changing economic, political contexts or other conditions that cannot be controlled by the management of the Company.

Patents and Trademarks

We have no patents or trademarks.

Governmental Regulation

 See “Competitive Business Conditions.”

Reports to Security Holders

We file our quarterly and annual report with the Securities and Exchange Commission (SEC), which the public may view and copy at the Public Reference Room at 100 F Street, N.E. Washington D.C. 20549.  SEC filings, including supplemental schedule and exhibits, can also be accessed free of charge through the SEC website www.sec.gov.

ITEM 1A	RISK FACTORS

Factors Affecting Future Operating Results

This Annual Report on Form 10-K contains forward-looking statements concerning our future programs, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information, except as required by applicable laws and regulations. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

We currently do not have adequate funds to cover the costs associated with maintaining our status as a Reporting Company.

The Company currently has no cash available.  This amount will not be enough to pay the legal, accounting, and filing fees that is required to maintain our status as a reporting company, which is currently estimated at $20,000 for fiscal year 2011.  If we can no longer be a reporting company our common stock would no longer be eligible for quotation on the Over-the-Counter Bulletin Board.  This would result in there being no public market for an investor to trade our common stock and any investment made would be lost in its entirety.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on January 17, 2007 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2010 our net loss since inception is $2,325,592.  Based upon current plans, we expect to incur operating losses in future periods. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

If we are able to complete financing through the sale of additional shares of our common stock in the future, then shareholders will experience dilution.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

Because there is currently a limited public trading market for our common stock, you may not be able to resell your stock.

Although our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) the market is limited. If a market does not develop there would be no central place, such as stock exchange or electronic trading system to resell your shares.

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

We are subject to the requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2010. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We evaluated our existing controls for the year ended December 31, 2010. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2010. The identified material weaknesses did not result in material audit adjustments to our 2010 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditor’s report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Further, we believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal financial interests and the fiduciary duty to our stockholders. Further, our management's own financial interests may at some point compromise their fiduciary duty to our stockholders. Luc Duchesne and Robert Cormier, who are the Company’s sole officers and a majority of its directors, continue to be involved in businesses that operate and commercialize technologies that are similar or related to the Company’s, although those businesses exploit and seek to exploit different applications and opportunities.  In addition, although it is anticipated that these individuals will spend significant time and effort developing our business, it is possible that they will be exposed to business or employment opportunities that would conflict with the interests of the Company, or cause them to reduce their efforts on the Company’s behalf or to entirely cease working with the Company.  If we and any other businesses with which our officers are involved wish to take advantage of the same opportunity, then the officer and director that is affiliated with both companies would abstain from voting upon the opportunity.

Future success is highly dependent on the ability of management to further develop and implement a business plan, and secure customers.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our activities will depend on the availability of finances, opportunities relating to carbon trading, offset and reduction regimes, greenhouse gas emission reduction programs, government regulations and economic conditions in the forestry and timber industries.  As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to consummate a business combination. The Company has had no recent operating history and no revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without realizing significant revenues for the foreseeable future, at least until the market opportunities for the Company’s services and technology develops and the demand for our services becomes more proven and regular. This will likely result in our incurring net operating losses for the foreseeable future. We cannot assure that our business will develop as hoped, or that it will become profitable.

Our business may have no revenues for the foreseeable future.

We are a development stage company and have had no revenues from operations. Although the technologies offer potential, we may not realize any revenues unless and until we successfully develop a revenue stream from the use of the Lacey Holdings and the 1776729 licenses.

We may issue more shares to raise additional capital, and permit the development of the Company’s business.

As a result, the shareholdings of current shareholders may be diluted. Our Articles of Incorporation authorizes the issuance of a maximum of 275,000,000 shares of common stock. We may issue additional shares from time to time to raise the capital that we anticipate will be required to further develop our business.  Any share issuance would be subject to compliance with applicable securities laws and subject to that limitation, unless our Articles of Incorporation are amended with approval of our stockholders. The Company’s issuance of additional shares may be accomplished without stockholder approval.  This may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued from time to time may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

There is limited public market for our Common Stock, and we have never paid dividends on our Common Stock.

There is limited public trading market for our common stock which is listed on OTCQB: BICS and none is expected to develop until our business develops further.  Additionally, we have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.  Moreover, a significant number of unregistered securities may not become traded. Pursuant to the Securities Act of 1933, as amended (the “Securities Act”) and any other applicable securities laws or regulations these restrictions will limit the ability of our stockholders to liquidate their investment.

Carbon trading may become obsolete.

Carbon trading is a commercial activity that is regulated by specific jurisdictions pursuant to regional legislation or can be voluntary.  When regulated (Eg. Europe and Western Climate Initiative), governments compel polluters to reduce their greenhouse gas emissions through technological improvements or through the purchase of carbon offsets (carbon credits).  It is an identified risk factor that new legislation may arise in certain jurisdictions that may render the Company’s business plan and knowledge obsolete with respect to carbon credits. With respect to the voluntary trade of carbon credits, there is a significant risk that certain voluntary purchasers of carbon credits may elect to cease the purchase of carbon credits for various reasons that are inherent to their business plans, or because of changing economic, political contexts or other conditions that cannot be controlled by the management of the Company.

Limited Operating History; Need for Additional Capital.

Although the Company draws on the expertise on the principals who have been operating private businesses for some time in the renewable energy and forestry sectors, there is no pertinent historical financial information for the Company upon which to base an evaluation of our performance. Our assets and business have not yet generated substantial or recurring revenues. We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.  We will require additional financing to cover costs that we expect to incur over the next twelve months.  We believe that debt financing will not be an alternative for funding our operations as we do not have tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or other securities.  However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations.  In the absence of such financing, we will not be able to continue and our business plan will fail.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted certain rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)  that are applicable to "penny stocks".  For the purposes relevant to us, a “penny stock” is any equity security that has a market price of less than $5.00 per share or has an exercise or conversion price of less than $5.00 per share, subject to certain exceptions, constitutes a "penny stock".  For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks;

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased; and

•	that a broker or dealer provide certain detailed market information about the market for the applicable company’s securities.

In order to approve a person's account for transactions involving penny stocks, the broker or dealer must:
obtain financial information, investment experience and investment objectives of the person; and
make a reasonable determination that the proposed transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Following a transaction, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to dispose of our common stock and depress the market value of our stock.

There are additional risks of investing in penny stocks whether in public offerings or in secondary trading, relating to commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

TEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES.

We do not own any property; the principal offices are located at 103 Metig Street, Sault Ste Marie, Ontario P6A 5K9. The telephone number is (705) 253-5096. The website is www.bio-carb.com.

ITEM 3	LEGAL PROCEEDINGS.

Bio-Carbon Solutions International  is not currently a party to any legal proceedings. The Company’s agent for service of process in Nevada is:   Sharon D. Mitchell

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 None

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol BICS.  The stock trades are limited and sporadically; there is no established public trading market for our common stock.

Dividends

We did not declare or pay dividends during the Fiscal Year 2010 and do not anticipate declaring or paying dividends in fiscal year 2011.

Securities Authorized for Issuance under Equity Compensation Plans

In January 2011, the Company adopted a Stock Option Incentive Plan. Pursuant to the Plan, the Company may grant stock option awards to employees and contractors as compensation for services rendered on behalf of the Company. The Company issued 5,000,000 options exercisable at $0.75 with an expiration date of December 31, 2012.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in 2010.

Securities issued in 2010

During the year ended December 31, 2010, the Company issued a total 23,333,333 shares of its common stock valued at $2,100,000 in exchange for technology licenses.

ITEM 6	SELECTED FINANCIAL DATA.

Summary of Financial Data

December 31, 2010

Revenues	$-

Operating Expenses	$164,478

Earnings (Loss)	$(2,264,478)

Total Assets	$-

Liabilities	$179,282

Stockholders’ Deficit	$(179,282)

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Bio-Carbon Solutions International Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2010.  As of December 31, 2010 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Plan of Operations

Liquidity and Capital Resources. At the end of fiscal year 2010 we had no cash on hand and we had liabilities of $179,282. We must secure additional funds in order to continue our business. We will be required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees.  We believe that we will be able to obtain this loan from a current shareholder of the Company; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $20,000 for fiscal year 2011).  Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. We have not begun revenue generating operations and as such we have not generated any revenues.  Since inception we have incurred a loss of $2,370,181.

Off-Balance Sheet Arrangements. None

Contractual Obligations. None

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

On February 25, 2011, the Company filed on a Form 8-K/A information detailing agreements entered into with various business partners as well as its stock option incentive plan.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None

ITEM 9A(T)	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of Bio-Carbon Solutions International Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Luc C. Duchesne. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

The Company will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, the Company will enhance and test our year-end financial close process. Additionally, Bio-Carbon Solutions Internationals’ audit committee will increase its review of our disclosure controls and procedures. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2010 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2010 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Representative with Financial Expertise — For the year ending December 31, 2010, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• Bio-Carbon Solutions International will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

On January 14, 2011, the Company entered into a License Agreement with 1776729 Ontario Corporation (the “1776729 License”), a privately owned corporation registered under the Laws of Ontario.  Pursuant to the 1776729 License, the Company was granted an exclusive, non-transferable, and irrevocable right to develop and commercialize certain intellectual property that will be used in developing carbon credits from forested lands.  The intellectual property consists of knowledge pertaining to the registration of carbon offsets or carbon credits from the biological carbon pools contained in ecosystems (mainly forest ecosystems).  Carbon assets can then be conveyed into a new form of security, termed carbon credits, which are bought by carbon emitters who are compelled to reduce their carbon emissions through legislation, or carbon emitters who may voluntarily engage in carbon trading for the purpose of increasing their environmental stewardship or for publicity purposes.  Under the 1776729 License the Company must pay a royalty of 6 % of its gross annual sales to 1776729.  In addition, the Company has agreed to pre-pay the royalty on the first $15,000 of revenue to be earned under the 1776729 License, which will be paid by the issuance of 5,000,000 of the Company’s Common Stock to 1776729 Ontario Corporation (Such stocks were  exempted from the reverse stock split effected on January 11, 2011). This permitted the Company to further advance business activities by providing carbon development services as well as carbon development of its own projects under plans in addition to carbon accounting services (see Section 2.02).

On January 17, 2011, the Company entered into a Carbon Development Agreement (“CDA”) with Basia Holdings, Inc. (“Basia”), a privately held company incorporated in the State of Tennessee. Under the Basia CDA, the Company has acquired exclusive and irrevocable rights to the development of carbon credit potential on a 9,000 acre parcel of heavily forested land in Grundy County, Tennessee from which coal exploitation is possible.  In the short term, the Company plans to create a business plan for generating carbon offsets from the Basia property’s trees, and/or generating revenues from logging using existing voluntary carbon registries such as the Voluntary Carbon Standards Registry (www.v-c-s.org).  Further, under the Basia CDA, the Company will pursue the development and sales of carbon credits from the forested land, and form the possible exploitation of coal; methane emitted from coal mines has 23 times the greenhouse warming potential of carbon dioxide.  By capturing the methane and either flaring it, or using it in power application, significant amounts of carbon offsets can be generated.  Developing carbon offset projects through flaring has been exemplified in the United Nations Framework Convention Climate Change (UNFCCC) approved consolidated methodology ACM0008 Version 6 issued 25 March 2009 titled “Consolidated methodology for coal bed methane, coal mine methane and ventilation air methane capture and use for power (electrical or motive) and heat and/or destruction through flaring or flameless oxidation”.

On February 1, 2011 the Company entered into a Carbon Development Agreement with Sierra Gold Corp (OTC Pinkseets: SGCP) for the purpose of providing technical services for the development of a Project Design Document for the registration of carbon offsets from forestry activities (conservation and afforestation) from 42,000 acres of lands in Sierra Leone in Africa. Pursuant to the Carbon Development Agreement the Company shall retain 10% of the net profits from the sales of the carbon credits, if or when they are realized.

On February 17, 2011 the Company entered into a Memorandum of Understanding with Genesys International, a company based in India with business activities in outsourcing in various computer technologies.  Under the Memorandum of Understanding the Companies shall discuss Agreements in co-marketing activities and assess joint carbon development opportunities in India.

On March 27, 2011. The Corporation entered into a Memorandum of Agreement with Grid Cloud Solutions Inc (Pink: GRDC) to offer services for carbon accounting and trading for the clients of Grid Cloud Solutions Inc.  Grid Cloud Solutions offers energy saving management service to various industrial and commercial clients. Under the Agreement the Corporation will offer carbon services to the clients of Grid Cloud Solutions Inc in exchange for 50% of the revenues generated.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Bio-Carbon Solutions International Inc.’s executive officer and director and his respective age as of December 31, 2010 are as follows:

Directors:

Name of Director	Age
Luc C. Duchesne	50
John Wilkes	49

Executive Officer:

Name of Officer	Age	Office
Luc C. Duchesne	50	President, CFO,CEO

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

Luc Duchesne (50), for the past five years, has been President and CEO of Forest BioProducts Inc, a consulting firm in forestry dealing with resource development. Forest BioProducts is owned in majority by Grid Cloud Solutions, Inc. (OTC Pinksheets: GRDC) a publicly trading technology and consulting company in the renewable energy sector ,where Mr. Duchesne holds the positions of director and Chief Technology Officer.  He has also been president and CEO of  SITTM Technologies Inc, a private biodiesel technology and brokerage firm until February 17, 2011 when it was acquired by MSE Envirotech Corp (OTC Pinksheets: MEVT); and of GSN Dreamworks Inc., a private research and development firm involved in opportunities relating to carbon stocks and natural resources.

From 2004 to 2006 Mr. Duchesne was fully engaged in forestry consulting, acting as CEO of Forest BioProducts, providing various services to clients seeking economic opportunities from the exploitation of non timber values from forest ecosystems such as bioenergy, biomass, pharmaceuticals and nutraceuticals.  These activities were reduced to 20% of his time when he took the position of CEO of SITTM Technologies Inc, in 2006.  SITTM Technologies Inc is a privately owned corporation involved in the manufacturing and sales of biodiesel and value added products from fatty acid methyl esters. This took up 60% of his time. He was president of GSN Dreamworks from 2006 continuing until June 2010 when he became CEO of BioCarbon Systems International.  From June 2010 to December 2010 he was CEO and director of Bio-Carbon Systems International Inc.  He is currently engaged in the full time management of the Company with an effort of at least 40 hours per week.

Mr. Duchesne holds a PhD in plant biochemistry from the University of Guelph, a M.Sc. in Forest Sciences from the University of Toronto (1985) and a B.Sc. in Forest Engineering from Laval University (1983).  He has authored or co-authored 85 peer-reviewed scientific articles, book chapters or books.  He has developed algorithms and other knowledge relating to carbon stocks and the assessment of the amount of carbon stock found in various natural ecosystems.  That intellectual property can be used to validate carbon stocks in the context of carbon trading regimes.  Mr. Duchesne was appointed as a director of the Company in large part because of his academic training with respect to forestry matters, his training and experience in the forestry sector, his prior experience as an entrepreneur, and his specific knowledge and understanding of the intellectual property to be exploited by the Company and the business opportunities in which that technology could be applied.  Mr. Duchesne anticipates that over the next six months he will devote approximately 160 hours per month to the business of the Company.
Mr. Wilkes (49) earned his C.A. designation with Price Waterhouse in Toronto, Canada.  Upon obtaining his designation he worked privately for a brief period of time before joining Coopers & Lybrand in Toronto, Canada.  While there Mr. Wilkes focused on insolvency and Mergers and Acquisitions. In the early ‘90’s Mr. Wilkes joined a junior investment bank called Peagun Corporation where he spent most of his time evaluating environmental technologies.  Since 2005, Mr. Wilkes has been an Independent Investment Management Professional, making private investments in both private and public companies that, for the most part, have their core business in the environmental space.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to its business.

Corporate Governance

Nominating Committee.  We have not established a Nominating Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee.  We have has not established an Audit Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.

Code of Ethics. We have not adopted a Code of Ethics for our principal executive and financial officers.

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Luc C. Duchesne Director, President	2010	0	0	0	0	0	0	0
John Wilkes Director	2010	$80,000	0	0	0	0	0	0

There has been no cash payment paid to the individuals above for services rendered in all capacities to us for the period ended December 31, 2010. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2010.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2010. However, 5,000,000 options were granted in January 2011.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to Bio-Carbon Solutions International Inc. to own more than 5% of the outstanding common stock as of December 31, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Lacey Holdings	23,333,333	94.0%
	2nd Floor, 33 Waterfront Drive
	PO Box 3339, Road Town
	Tortola, BVI

The percent of class is based on 24,811,111 shares of common stock issued and outstanding as of December 31, 2010.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2010, there were no material transactions between the Company and any Officer, Director or related party has not, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-The sole Officer and Director;

-Any person proposed as a nominee for election as a director;

-Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

-Any relative or spouse of any of the foregoing persons who have the same house as such person.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of December 31, 2010 the Company has incurred auditing expenses of approximately $20,000 since inception which includes bookkeeping and auditing services.  There were no other audit related services or tax fees incurred.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)          The following documents have been filed as a part of this Annual Report on Form 10-K.

1.            Financial Statements

2.            Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.            Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT
NUMBER	DESCRIPTION

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	4700 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-CARBON SOLUTIONS INTERNATIONAL INC.

By:
Luc C. Duchesne
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Secretary, Director

Date: April 15, 2011

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly Elemental Protective Coatings Corp..)
(A Development Stage Company)

Financial Statements
December 31, 2010 and 2009

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly ELEMENTAL PROTECTIVE COATINGS CORP.)
(A Development Stage Company)

Financial Statements
December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bio-Carbon Solutions International, Inc
(Formerly Known As Elemental Protective Coatings Corp.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Bio-Carbon Solutions International, Inc (Formerly Known As Elemental Protective Coatings Corp) as of December 31, 2010 and December 31, 2009 and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from the date of inception on January 17, 2007 to December 31, 2010 then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Carbon Solutions International, Inc (Formerly Known As Elemental Protective Coatings Corp.) as of December 31, 2010 and December 31, 2009, and the results of its operations and cash flows for the period from the date of inception on January 17, 2007 to December 31, 2010 then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SAM KAN & COMPANY
Sam Kan & Company

April 14, 2011
Alameda, California

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(Formerly ELEMENTAL PROTECTIVE COATINGS CORP., INC.)
(A Development Stage Company)
Balance Sheets

	December 31,
	2010	2009
		(Restated)
ASSETS

Current assets
Cash	$-	$37
Total current assets	-	37

Intangible assets	-	5,000,000

Total assets	$-	$5,000,037

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$17,236	$14,430
Related party payables	8,066	-
Wages payable	153,980	-
Total current liabilities	179,282	14,430

Convertible note payable	-	5,000,000

Total liabilities	179,282	5,014,430

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 275,000,000 shares authorized; 24,811,111 and 1,477,778 issued and outstanding at December 31, 2010 and 2009	24,811	1,478
Additional paid in capital	2,166,499	89,832
Other comprehensive loss	(411)	-
Deficit accumulated during the development stage	(2,370,181)	(105,703)
Total stockholders' deficit	(179,282)	(14,393)

Total liabilities and stockholders' deficit	$-	$5,000,037

See accompanying notes to financial statements

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly ELEMENTAL PROTECTIVE COATINGS CORP., INC.)
(A Development Stage Company)
Statement of Operations

			For the period from
			January 17, 2007
	Year ended December 31,		(inception) to
	2010	2009	December 31, 2010
		(Restated)
Revenue	$-	$-	$-

Operating expenses
General and administrative	2,254	2,946	12,748
Officer compensation	153,569	-	153,569
Professional fees	8,655	21,090	58,905
Total operating expenses	164,478	24,036	225,222

Other income (expense)
Other income	-	-	41
Impairment loss	(2,100,000)	-	(2,100,000)
Total other income (expense)	(2,100,000)	-	(2,099,959)

Net loss applicable to common shareholders	$(2,264,478)	$(24,036)	$(2,325,181)

Other comprehensive loss
Foreign currency translation adjustment	(411)	-	(411)
Total comprehensive loss	$(2,264,889)	$(24,036)	$(2,325,592)

Basic and diluted loss per common share	$(0.46)	$(0.00)

Weighted average shares outstanding	4,929,833	5,704,274

See accompanying notes to financial statements

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly ELEMENTAL PROTECTIVE COATINGS CORP., INC.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Preferred Stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Beginning balance	-	$-	-	$-	$-	$-	$-	$-
Common stock issued for cash	5,555,556	5,556	-	-	44,444	-	(45,000)	5,000
Donated capital	-	-	-	-	200	-	-	200
Common stock issued for cash	700,000	700	-	-	30,800	-	-	31,500
Net loss, period ended December 31, 2007	-	-	-	-	-	-	(7,507)	(7,507)
Balance, December 31, 2007	6,255,556	6,256	-	-	75,444	-	(52,507)	29,193

Net loss, year ended December 31, 2008	-	-	-	-	-	-	(29,160)	(29,160)
Balance, December 31, 2008	6,255,556	6,256	-	-	75,444	-	(81,667)	33

Donated capital	-	-	-	-	100	-	-	100
Repurchase of company stock and cancellation	(4,777,778)	(4,778)	-	-	4,578	-	-	(200)
Donated capital	-	-	-	-	9,710	-	-	9,710
Net loss, year ended December 31, 2009	-	-	-	-	-	-	(24,036)	(24,036)
Balance, December 31, 2009	1,477,778	1,478	-	-	89,832	-	(105,703)	(14,393)

Common stock issued for intangible asset	23,333,333	23,333	-	-	2,076,667	-	-	2,100,000
Foreign currency translation	-	-	-	-	-	(411)	-	(411)
Net loss, year ended December 31, 2010	-	-	-	-	-	-	(2,264,478)	(2,264,478)
Balance, December 31, 2010	24,811,111	$24,811	-	$-	$2,166,499	$(411)	$(2,370,181)	$(179,282)

See accompanying notes to financial statements

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly ELEMENTAL PROTECTIVE COATINGS CORP., INC.)
(A Development Stage Company)
Statements of Cash Flows

			For the period of
			January 17, 2007
	Year ended December 31,		(inception) to
	2010	2009	December 31, 2010
		(Restated)
Cash flows from operating activities
Net loss	$(2,264,478)	$(24,036)	$(2,325,181)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss	2,100,000	-	2,100,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,806	14,430	17,236
Wages payable	153,569	-	153,980
Net cash used in operating activities	(8,103)	(9,606)	(53,965)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	8,066	-	8,066
Contributed capital	-	9,810	10,010
Proceeds from sale of stock	-	-	36,500
Payment on cancelled shares	-	(200)	(200)
Net cash provided by financing activities	8,066	9,610	54,376

Effect of exchange rate on cash	-	-	(411)

(Decrease) increase in cash	(37)	4	-
Cash at beginning of period	37	33	-
Cash at end of period	$-	$37	$-

Non-Cash Investing Activities
Common stock issued for purchase of intangible asset	$2,100,000	$-	$2,100,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formally Elemental Protective Coatings Corp., Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

Note 1 - Nature of Business

The Company was organized January 17, 2007 (Date of Inception) under the laws of the State of Nevada, as DBL Senior Care, Inc. The Company subsequently changed its name on December 11,2009 to Elemental Protective Coatings Corp and most recently on January 27, 2011 to Bio-Carbon Solutions International, Inc. The Company provides specialized advisory and value chain management services to those wishing to participate in the carbon development market. The Company is authorized to issue up to 275,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. The Company has limited operations and in accordance with FASB ASC 915-10, "Development Stage Entities," the Company is considered a development stage company.

The former business of the Company was to provide personal care services to elderly, handicapped or other home-bound individuals suffering infirmity. During the year ended December 31, 2009, the board of directors changed the Company's focus toward the manufacture and sale of fire retardant products.

During January 2011, the Company issued a 1:9 reverse split on its common stock. As this is a reportable subsequent event, the effects of this split are reflected in these financial statements.

Note 2 - Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2010 or 2009.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with FASB ASC Topic 740 (formally SFAS No. 109 “Accounting for Income Taxes”).  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Advertising Costs

Advertising and promotion costs are expensed as incurred. The Company has incurred no such expenses since inception.

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly Elemental Protective Coatings Corp., Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

Note 2 - Significant Accounting Policies (continued)

Revenue Recognition

Revenue is recognized when evidence of an agreement exists, the price is fixed or determinable, goods are delivered or services performed and collectibility is reasonably assured. The Company has not recognized any revenue since its inception.

Share Based Expenses

The Company complies with FASB ASC Topic 718 Compensation—Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 primarily focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted FASB ASC Topic 718 upon formation of the company and expenses share based costs in the period incurred.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Valuation of Investments in Securities and Securities at fair value – Definition and Hierarchy

Effective January 1, 2008, the Company adopted FASB ASC 820-10-15, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the Financial Accounting Standards Board (“FASB”) requires or permits fair value measurements but does not require any new fair value measurements. The Company had adopted FASB ASC 820-10-15, which had deferred the effective date for the disclosure of fair value measurements related to nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of FASB ASC 820-10-15 did not have any material impact on the Company’s financial statements.

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly Elemental Protective Coatings Corp., Inc)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

Note 2 - Significant Accounting Policies (continued)

Valuation of Investments in Securities and Securities at fair value – Definition and Hierarchy

FASB ASC 820-10-15 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. FASB ASC 820-10-15 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1 – unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company at the measurement date.
Level 2 – inputs that are observable in the marketplace other than those inputs classified as Level 1
Level 3 – inputs that are unobservable in the marketplace and significant to the valuation

FASB ASC 820-10-15 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

Valuation Techniques

The Company values investment in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year. At December 31, 2010 and 2009 the Company had no investments classified as securities owned on the balance sheet that were classified as Level 1 investments.

Recent Accounting Pronouncements

In October 2009, the FASB approved for issuance Emerging Issues Task Force (“EITF”) issue 08-01, Revenue Arrangements with Multiple Deliverables. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its financial statements or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly Elemental Protective Coatings Corp., Inc)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

Note 2 - Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued FASB ASC 805-10-10, Business Combinations. FASB ASC 805-10-10 replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FASB ASC 805-10-10 also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. FASB ASC 805-10-10 is effective for business combinations occurring in the fiscal years beginning on or after December 15, 2008. The adoption of FASB ASC 805-10-10 did not have a significant impact on our financial position, results of operations or cash flows.

In December 2007, FASB issued FASB ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements, an amendment of FASB ASC 810-10-10, which changes the accounting and reporting for minority interests. Minority interests will be re-characterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FASB ASC 810-10-65 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retroactively. The adoption of FASB ASC 810-10-65 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued FASB ASC 815-10-15, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB ASC 815-10-05. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. FASB ASC 815-10-15 is effective for periods beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of FASB ASC 815-10-15 did not have a significant impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10-65 provides guidance for determining when a transaction is not orderly and for estimating fair value in accordance with FASB ASC 820-10-05, Fair Value Measurements, when there has been a significant decrease in the volume and level of activity for an asset or liability. FASB ASC 820-10-65 does not change the measurement objective of FASB ASC 820-10-05 which is “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” FASB ASC 820-10-65 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FASB ASC 820-10-65 did not have a significant impact on our financial position, results of operations or cash flows.

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly Elemental Protective Coatings Corp., Inc)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments. FASB ASC 320-10-65 modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery. FASB ASC 320-10-65 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FASB ASC 320-10-65 did not have a significant impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments. FASB ASC 825-10-65 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require fair value of financial instrument disclosures whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosures at year-end. The provisions of FASB ASC 825-10-65 are effective for interim periods ending after June 15, 2009. The adoption of FASB ASC 825-10-65 did not have a significant impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued FASB ASC 855-10-15, Subsequent Events. This Statement requires entities to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements (“recognizable subsequent events”). This Statement also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events. FASB ASC 855-10-15 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855-10-15 did not have a significant impact on our financial statements.

In June 2009, the FASB issued FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The Statement establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with U.S. GAAP. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10-65 did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB ASC 860-10-1 (“SFAS 166”). This Statement improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is effective for interim and annual reporting periods beginning after November 15, 2009, and is not expected to have a material impact on our financial statements.

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly Elemental Protective Coatings Corp., Inc)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB ASC 810-10-15 (“SFAS 167”). This statement which eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This Statement clarifies, but does not significantly change, the characteristics that identify a variable interest entity. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009, and is not expected to have a material impact on our financial statements

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC Topic 260 (formerly SFAS No. 128, Earnings Per Share). The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. The Company has two notes payable outstanding which can be converted to common shares. These currently do not have an impact on the weighted average shares outstanding calculation as they are considered anti-dilutive.

Foreign Currency Translation

The Company maintains a limited number of accounts in the Canadian dollar (CAD), while the Company’s reporting currency is the U.S. dollar (USD).  All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with ASC 830, "Foreign Currency Translation" as follows:

i)    Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)   Equity at historical rates.
iii)  Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss.  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.
For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period. The exchange rates used are as follows:

	12/31/2010	12/31/2009
Period end: CAD to USD	0.9998	0.95320
Average for period: CAD to USD	0.9705	0.88029

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly Elemental Protective Coatings Corp., Inc)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

Note 3 - Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 275,000,000 shares with a par value of $0.001. The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001.

Share Issuances
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

On November 8, 2010, the Company issued 210,000,000 shares of its common stock to purchase software technology valued at $2,100,000.

There were 24,811,111 common shares issued and outstanding at December 31, 2010.

Note 4 - Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Pursuant to FASB ASC Topic 740, when it is more likely than not that a tax asset cannot be realized through future income, the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formally Elemental Protective Coatings Corp., Inc)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

Note 4 - Income Taxes (continued)

	December 31, 2010	December 31, 2009
Net operating loss carry forward	$2,370,181	$105,703
Valuation allowance	(2,370,181)	(105,703)
Net deferred tax asset	$-	$-

This represents an increase in both the net operating loss carry forward and the valuation allowance of $2,254,478 and $24,036 for the years ended December 31, 2010 and 2009. A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	December 31, 2010	December 31, 2009
Tax at statutory rate (35%)	$829,563	$36,996
Increase in valuation allowance	(829,563)	(36,996)
Net deferred tax asset	$-	$-

This represents an increase of $792,567 and $8,413 for the years ended December 31, 2010 and 2009. The Company did not pay any income taxes during the years ended December 31, 2010 or 2009 or since inception.

The net federal operating loss carry forward will expire in 2026.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 - Related Party Transactions

During the year ended December 31, 2010, the Company received loans from its officers totaling $8,066 to fund operations. These loans are non-interest bearing, are due on demand and as such included in current liabilities. Imputed interest has been considered, but determined to be immaterial to the financial statements as a whole.

Note 6 – Restatement

The Company’s 2009 balance sheet, statement of operations and statement of cash flows has been restated to reflect the amortization and interest expense incurred on an intangible asset and related note payable. This note was cancelled in 2010 due to non-delivery by the party owning the technology. This also resulted in the cancellation of the related intangible asset. The effects of the restatement are as follows:

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formally Elemental Protective Coatings Corp., Inc)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

Note 6 – Restatement (continued)

	Originally Reported	Restated	Change
Balance Sheet
Intangible asset	$4,970,833	$5,000,000	$29,167
Accrued interest	34,521	-	(34,521)
Accumulated deficit	(169,391)	(105,703)	63,688
Statement of Operations
Amortization	29,167	-	(29,167)
Interest expense	34,521	-	(34,521)
Net loss	(87,724)	(24,036)	63,688
Statement of Cash Flows
Cash used in operating activities	(15,606)	(15,606)	-
Cash provided by investing activities	-	-	-
Cash provided by financing activities	15,610	15,610	-

Note 7 – Impairment Loss

During the year ended December 31, 2010, the Company issued 23,333,333 shares of its common stock in exchange for technology vital to its business plan. The Company performed an impairment test on the value of this asset as of December 31, 2010 and determined its value to be impaired based on the undeterminable amount of future benefit expected to be received. As such, the value of the intangible asset as been impaired reflecting a $2,100,000 loss in the statement of operations for the year ended December 31, 2010.

Note 8 – Subsequent Events

On January 14, 2011, the Company entered into a License Agreement with 1776729 Ontario Corporation (the “1776729 License”), a privately owned corporation registered under the Laws of Ontario.  Pursuant to the 1776729 License, the Company was granted an exclusive, non-transferable, and irrevocable right to develop and commercialize certain intellectual property that will be used in developing carbon credits from forested lands.  The intellectual property consists of knowledge pertaining to the registration of carbon offsets or carbon credits from the biological carbon pools contained in ecosystems (mainly forest ecosystems).  Carbon assets can then be conveyed into a new form of security, termed carbon credits, which are bought by carbon emitters who are compelled to reduce their carbon emissions through legislation, or carbon emitters who may voluntarily engage in carbon trading for the purpose of increasing their environmental stewardship or for publicity purposes.  Under the 1776729 License the Company must pay a royalty of 6 % of its gross annual sales to 1776729.  In addition, the Company has agreed to pre-pay the royalty on the first $15,000 of revenue to be earned under the 1776729 License, which will be paid by the issuance of 5,000,000 of the Company’s Common Stock to 1776729 Ontario Corporation (Such stocks were  exempted from the reverse stock split effected on January 11, 2011). This permitted the Company to further advance business activities by providing carbon development services as well as carbon development of its own projects under plans in addition to carbon accounting services (see Section 2.02).

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly Elemental Protective Coatings Corp., Inc)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

Note 8 – Subsequent Events (continued)

On January 17, 2011, the Company entered into a Carbon Development Agreement (“CDA”) with Basia Holdings, Inc. (“Basia”), a privately held company incorporated in the State of Tennessee. Under the Basia CDA, the Company has acquired exclusive and irrevocable rights to the development of carbon credit potential on a 9,000 acre parcel of heavily forested land in Grundy County, Tennessee from which coal exploitation is possible.  In the short term, the Company plans to create a business plan for generating carbon offsets from the Basia property’s trees, and/or generating revenues from logging using existing voluntary carbon registries such as the Voluntary Carbon Standards Registry (www.v-c-s.org).  Further, under the Basia CDA, the Company will pursue the development and sales of carbon credits from the forested land, and form the possible exploitation of coal; methane emitted from coal mines has 23 times the greenhouse warming potential of carbon dioxide.  By capturing the methane and either flaring it, or using it in power application, significant amounts of carbon offsets can be generated.  Developing carbon offset projects through flaring has been exemplified in the United Nations Framework Convention Climate Change (UNFCCC) approved consolidated methodology ACM0008 Version 6 issued 25 March 2009 titled “Consolidated methodology for coal bed methane, coal mine methane and ventilation air methane capture and use for power (electrical or motive) and heat and/or destruction through flaring or flameless oxidation”.

On February 1, 2011 the Company entered into a Carbon Development Agreement with Sierra Gold Corp (OTC Pinkseets: SGCP) for the purpose of providing technical services for the development of a Project Design Document for the registration of carbon offsets from forestry activities (conservation and afforestation) from 42,000 acres of lands in Sierra Leone in Africa. Pursuant to the Carbon Development Agreement the Company shall retain 10% of the net profits from the sales of the carbon credits, if or when they are realized.

On February 17, 2011 the Company entered into a Memorandum of Understanding with Genesys International, a company based in India with business activities in outsourcing in various computer technologies.  Under the Memorandum of Understanding the Companies shall discuss Agreements in co-marketing activities and assess joint carbon development opportunities in India.

On January 27, 2011, the Company changed its name to Bio-Carbon Solutions International, Inc to better represent is planned business activities.

Also on January 27, 2011, the Company authorized a 1:9 reverse stock split decreasing the number of common shares issued and outstanding from 223,300,000 to 24,811,111.

On March 25, 2011, Mr. Robert G. Cormier resigned as Chief Operating Officer and director of the Corporation to pursue other interests.

On March 27, 2011. The Corporation entered into a Memorandum of Agreement with Grid Cloud Solutions Inc (Pink: GRDC) to offer services for carbon accounting and trading for the clients of Grid Cloud Solutions Inc.  Grid Cloud Solutions offers energy saving management service to various industrial and commercial clients. Under the Agreement the Corporation will offer carbon services to the clients of Grid Cloud Solutions Inc in exchange for 50% of the revenues generated.

On March 29, 2011, the Corporation revised stock options granted to Mr. John Wilkes, Mr. Robert G Cormier and Mr. Luc C Duchesne, as directors and officers of the Corporation. More particularly, the options granted to these individuals were at a strike price of $0.03 whereas the market value post the reverse split was $0.34 per share.  In light of this pricing being in-the-money, management decided that the options granted to these individuals were not in the best interest of the shareholders and consequently revised the options granted to a strike price of $0.75 per share with an expiration date of December 31, 2012. The strike price of these options was approved by the Board of Directors as $0.75 per share with an expiration date of December 31, 2012.