Form 10-Q
period 2011-03-31
Bio-Carbon Solutions International Inc.
filed 2011-05-23
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-148546

BIO-CARBON SOLUTIONS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8248213
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
103 Metig Street, Sault Ste Marie, On P6A 5K9 (Address of principal executive offices, including zip code.) (705) 253-0339 x 25
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.  See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting Company)	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 15, 2011, the issuer had 24,811,111 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2011 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED MARCH 31, 2011

PART I

FINANCIAL INFORMATION

Item 1: Financial Statements

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly ELEMENTAL PROTECTIVE COATINGS CORP., INC.)
(A Development Stage Company)
Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Prepaid expenses	$15,000	$-
Total current assets	15,000	-

Total assets	$15,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$72,539	$17,236
Related party payables	9,177	8,066
Wages payable	89,908	153,980
Total current liabilities	171,624	179,282

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 275,000,000 shares authorized; 31,811,111 and 24,811,111 issued and outstanding at March 31, 2011 and December 31, 2010	31,811	24,811
Additional paid in capital	2,246,746	2,166,499
Other comprehensive loss	(887)	(411)
Deficit accumulated during the development stage	(2,434,294)	(2,370,181)
Total stockholders' deficit	(156,624)	(179,282)

Total liabilities and stockholders' deficit	$15,000	$-

See accompanying notes to financial statements.

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly ELEMENTAL PROTECTIVE COATINGS CORP., INC.)
(A Development Stage Company)
Statement of Operations (unaudited)

	Three months ended March 31,		For the period from January 17, 2007 (inception) to March
	2011	2010	31, 2011
		(Restated)
Revenue	$-	$-	$-

Operating expenses
General and administrative	1,079	37	13,827
Officer compensation	5,452	-	159,021
Professional fees	57,582	-	116,487
Total operating expenses	64,113	37	289,335

Other income (expense)
Other income	-	-	41
Impairment loss	-	-	(2,100,000)
Total other income (expense)	-	-	(2,099,959)

Net loss applicable to common shareholders	$(64,113)	$(37)	$(2,389,294)

Other comprehensive loss
Foreign currency translation adjustment	(476)	-	(887)
Total comprehensive loss	$(64,589)	$(37)	$(2,390,181)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	30,800,000	1,477,778

See accompanying notes to financial statements.

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly ELEMENTAL PROTECTIVE COATINGS CORP., INC.)
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	Three months ended March 31,		For the period of January 17, 2007 (inception) to March 31,
	2011	2010	2011
		(Restated)
Cash flows from operating activities
Net loss	$(64,113)	$(37)	$(2,389,294)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss	-	-	2,100,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	55,303	-	72,539
Wages payable	5,452	-	159,908
Net cash used in operating activities	(3,358)	(37)	(56,847)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	3,358	-	11,424
Contributed capital	-	-	10,010
Proceeds from sale of stock	-	-	36,500
Payment on cancelled shares	-	-	(200)
Net cash provided by financing activities	3,358	-	57,734

Effect of exchange rate on cash	-	-	(887)

(Decrease) increase in cash	-	(37)	-
Cash at beginning of period	-	37	-
Cash at end of period	$-	$-	$-

Non-Cash Investing Activities
Common stock issued for settlement of related party loan and wages payable	$72,247	$-	$72,247
Common stock issued for prepaid expense	$15,000	$-	$15,000
Common stock issued for purchase of intangible asset	$-	$-	$2,100,000

See accompanying notes to financial statements.

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly ELEMENTAL PROTECTIVE COATINGS CORP., INC)
Notes to Financial Statements
March 31, 2011 and 2010
1.	Basis of Presentation

The accompanying unaudited interim financial statements of Bio-Carbon Solutions International Inc f/k/a as Elemental Protective Coatings Inc, collectively referred to herein as “Bio-Carbon Solutions International Inc.”, “BCSI”, or the “Company”),  have has been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended December 31, 2010 and notes thereto contained in the Company’s Form 10-K filed with the SEC on April 15, 2011, as well as the unaudited financial statements for the period ended March 31, 2011.   In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the form 10-K have been omitted.

2.	Going Concern

Planned principal activities have begun, but Bio-Carbon Solutions International Inc. has not generated any revenues to March 31, 2011. The Company had a net loss for the three months ended March 31, 2011 of $64,113 and had an accumulated deficit of $2,434,294 at March 31, 2011. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of Bio-Carbon Solutions International Inc.’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter including  raising additional equity financing in 2011 and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Significant Accounting Policies

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Income Taxes

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly ELEMENTAL PROTECTIVE COATINGS CORP., INC)
Notes to Financial Statements
March 31, 2011 and 2010

3.	Significant Accounting Policies (continued)

Income Taxes (continued)

At March 31, 2011, there were no uncertain tax positions that require accrual.

Net Loss Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issued, as of March 31, 2011 and March 31, 2010, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

4.	Related Party Transactions

As more fully described in the Company’s current report on Form 8-K filed on May 4, 2011, as amended, the Company has entered into licensing and consulting agreement with one of its Directors and/or companies related to the Director, Dr Luc Duchesne.

On January 14, 2011, the Company entered into a License Agreement with 1776729 Ontario Corporation (the “1776729 License”), a privately owned corporation registered under the Laws of Ontario.  Pursuant to the 1776729 License, the Company was granted an exclusive, non-transferable, and irrevocable right to develop and commercialize certain intellectual property that will be used in developing carbon credits from forested lands.  The intellectual property consists of knowledge pertaining to the registration of carbon offsets or carbon credits from the biological carbon pools contained in ecosystems (mainly forest ecosystems).  Carbon pools can then be conveyed into a new form of security, termed carbon credits, which are bought by carbon emitters who are compelled to reduce their carbon emissions through legislation, or carbon emitters who may voluntarily engage in carbon trading for the purpose of increasing their environmental stewardship or for publicity purposes.  Under the 1776729 License the Company must pay a royalty of 6 % of its gross annual sales to 1776729.  In addition, the Company has agreed to pre-pay the royalty on the first $15,000 of revenue to be earned under the 1776729 License, which was paid by the issuance of 4,000,000 of the Company’s Common Stock to 1776729 Ontario Corporation

No salaries were paid to directors or executives.  Contracting fees were accrued to Dr Duchesne and to the former COO, Mr. Cormier, at a rate of $10,000 monthly effective January 16, 2011. There were $25,000 due to each Dr Duchesne and Mr. Cormier at March 31, 2011.

During the three months ended March 31, 2011, the Company received loans from a related party totaling $3,358 to fund operations. The loan is non-interest bearing, due on demand and as such is included in current liabilities. Imputed interest as been considered but was determined to be immaterial to the financial statements as a whole.

Also during the three months ended March 31, 2011, the Company issued 3,000,000 shares of its common stock in settlement of a related party loan plus accrued wages totaling $72,247.

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly ELEMENTAL PROTECTIVE COATINGS CORP., INC)
Notes to Financial Statements
March 31, 2011 and 2010

5.	Stockholders’ Equity: Common and Preferred Stock

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently 31,811,111 issued and outstanding, and 5,000,000 shares of preferred stock, par value $0.001 per share, of which 5,000,000 shares have been designated and issued as Class A Preferred Shares. There are not currently any preferred shares issued or outstanding.

6.	Technology Licenses

On January 14, 2011, the Company entered into a License Agreement with 1776729 Ontario Corporation (the “1776729 License”), a privately owned corporation registered under the Laws of Ontario.  Pursuant to the 1776729 License, the Company was granted an exclusive, non-transferable, and irrevocable right to develop and commercialize certain intellectual property that will be used in developing carbon credits from forested lands.  The intellectual property consists of knowledge pertaining to the registration of carbon offsets or carbon credits from the biological carbon pools contained in ecosystems (mainly forest ecosystems).  Carbon pools can then be conveyed into a new form of security, termed carbon credits, which are bought by carbon emitters who are compelled to reduce their carbon emissions through legislation, or carbon emitters who may voluntarily engage in carbon trading for the purpose of increasing their environmental stewardship or for publicity purposes.  Under the 1776729 License the Company must pay a royalty of 6 % of its gross annual sales to 1776729.  In addition, the Company has agreed to pre-pay the royalty on the first $15,000 of revenue to be earned under the 1776729 License, which will be paid by the issuance of 4,000,000 of the Company’s Common Stock to 1776729 Ontario Corporation This permitted the Company to further advance business activities by providing carbon development services as well as carbon development of its own projects under plans in addition to carbon accounting services (see Section 2.02).  1776729 Ontario Corporation is owned fully by Dr Luc C Duchesne, who was then appointed CEO and Director of the Company on January 14, 2011.  This transaction was spearheaded by Mr. John Wilkes who occupied the role of CEO of the Company.  There was no additional compensation to Mr. Wilkes nor were there third parties involved.   Moreover, this transaction also builds on a previous acquisition from Lacey Holdings, which took place on November 4, 2011.

7.	Subsequent Events

On May 10, 2011, Mr. Martin Baldwin resigned as director of the Company. The Company has evaluated subsequent events through the date of this filing and determined there are no additional events to disclose.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation. Shareholders’ Equity

The Company’s business is primarily to access opportunities generated by the emergence of the Bioeconomy.  In November 2010 we began exploring market opportunities for carbon credits which resulted in Carbon Development Agreements with Basia Holdings and Sierra Gold Corporation which will generate revenues on a contingency basis.  In March and April 2011, the company saw opportunities in assisting clients in the research and development of work that will lead to the generation of environmental benefits, including but not restricted to carbon credits.  More particularly, the Company began offering services to clients for grant writing services to permit the development of technologies and business in the bioecoecomy.

On January 17, 2011, the Company entered into a Carbon Development Agreement (“CDA”) with Basia Holdings, Inc. (“Basia”), a privately held company incorporated in the State of Tennessee. Under the Basia CDA, the Company has acquired exclusive and irrevocable rights to the development of carbon credit potential on a 9,000 acre parcel of heavily forested land in Grundy County, Tennessee from which coal exploitation is possible.  In the short term, the Company plans to create a business plan for generating carbon offsets from the Basia property’s trees, and/or generating revenues from logging using existing voluntary carbon registries such as the Voluntary Carbon Standards Registry (www.v-c-s.org).  Further, under the Basia CDA, the Company will pursue the development and sales of carbon credits from the forested land, and form the possible exploitation of coal; methane emitted from coal mines has 23 times the greenhouse warming potential of carbon dioxide.  By capturing the methane and either flaring it or using it in power application, significant amounts of carbon offsets can be generated.  Developing carbon offset projects through flaring has been exemplified in the United Nations Framework Convention Climate Change (UNFCCC) approved consolidated methodology ACM0008 Version 6 issued 25 March 2009 titled “Consolidated methodology for coal bed methane, coal mine methane and ventilation air methane capture and use for power (electrical or motive) and heat and/or destruction through flaring or flameless oxidation”.   This introduction was made by Mr. Trahan.  No third party was involved.  There is no additional compensation to Mr. Trahan outside his consulting agreement for making this introduction.

On February 1, 2011 the Company entered into a Carbon Development Agreement with Sierra Gold Corp (OTC Pinksheets: SGCP) for the purpose of providing technical services for the development of a Project Design Document for the registration of carbon offsets from forestry activities (conservation and afforestation) from 42,000 acres of lands in Sierra Leone in Africa. Pursuant to the Carbon Development Agreement the Company shall retain 10% of the net profits from the sales of the carbon credits, if or when they are realized. This introduction was generated by Dr Duchesne, acting as the CEO of the Company. No third party was involved.  No additional compensation was granted to Dr Duchesne.

On February 17, 2011 the Company entered into a Memorandum of Understanding with Genesys International, a company based in India with business activities in outsourcing in various computer technologies.  Under the Memorandum of Understanding the Companies shall discuss Agreements in co-marketing activities and assess joint carbon development opportunities in India.  This introduction was generated by Mr. Cormier in his former capacity as COO.  No third party was involved in this introduction. No additional compensation was granted to Mr. Cormier for this introduction.

On March 27, 2011 the Corporation entered into a Memorandum of Agreement with Grid Cloud Solutions Inc (Pink: GRDC) to offer services for carbon accounting and trading for the clients of Grid Cloud Solutions Inc.  Grid Cloud Solutions offers energy saving management service to various industrial and commercial clients. Under the Agreement the Corporation will offer carbon services to the clients of Grid Cloud Solutions Inc in exchange for 50% of the revenues generated.  This introduction was generated by Dr Duchesne who is also a director and officer of Grid Cloud Solutions Inc.  There is no direct benefit to Dr Duchesne for this introduction. No additional compensation was granted to Dr Duchesne.

Plan of Operations

The Company plan of operation is to become a global is a provider of Bioeconomy solutions for the development of environmental benefits to:

·
Companies with the need to raise grants for research initiatives for the development of business lines or technologies relevant to the Bioeconomy and which are expected to generate environmental attributes;

·	Its own carbon offset development projects—the company targets developing 20,000 hectares in 2011 in Sierra Leone;
·
Companies that emit greenhouse gases and are seeking cost-effective carbon offsets—see below the extensive lists of potential greenhouse gases emitters that are subjected to reporting and cap-and-trade regulations;  and,

·	Landowners in search of expertise to develop the carbon potential of their properties.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. Our assets and business have not yet generated substantial or recurring revenues. We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

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

Results of Operations

Revenues

We have not generated any revenues from our operations during the three-month period ended March 31, 2011 or during the period since January 17, 2007 (inception).

Expenses

We incurred general administrative and professional expenses of $1,079, officer compensation of $5,452 and professional fees of $57,582 during the three-month period ended March 31, 2011.

Liquidity and Capital Resources

As at March 31, 2011, we had no cash.

Cash Used in Operating Activities

Net cash used in operating activities was $3,358 for the three-month period ended March 31, 2011 compared to $37 for the same period in 2010.

Cash from Financing Activities

We have funded our business to date primarily from loans from directors. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Going Concern

We are a development stage Company.  In a development stage Company, management devotes most of its activities to developing a market for its products and services.  Planned principal activities have begun, clients have entered into material consulting agreements based on contingency fees which we believe will be generated in 2011 and 2012 from our current contracts but we have not generated revenues to March 31, 2011.

Future Financing

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to our existing shareholders.  There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (as our chief executive officer and chief financial officer), to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of the end of the period covered by this report, and under the supervision and with the participation of management, including our Chief Executive Officer, who is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, conducted an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures.  Based on this evaluation and subject to the foregoing, our Chief Executive Officer concluded that these controls are effective considering the level and nature of the Company’s operations and the number and types of transactions concluded by the Company.

Changes in Internal Control Over Financial Reporting

During the period covered by this report control and management of the Company was transformed and Bio-Carbon began operating as an active business (rather than a shell company).  As such, there were significant changes in our internal controls during the period.  For example, for the time being and until the operations of Bio-Carbon make this impractical all financial transactions involving the Company, including all payments and all agreed upon incurrances of liabilities, require a signature from, or other approval from, the CEO or CFO of Bio-Carbon.  Notwithstanding these changes, as Bio-Carbon was previously a shell company owned and managed by one person, management has no reason to believe that the internal controls in place at that time were insufficient.  Furthermore, management believes that until the operations of the Company progress to the point where tight control impedes smooth operations, it will be appropriate and sufficient (from the perspective of internal controls over financial reporting) if approval of the CEO and CFO is required for transactions that are or are reasonably likely to require disclosure in the financial statements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

3,000,000 common shares are pending issuance to Mr. Gilles Trahan (orders issued to Transfer Agent). These shares were issued as full payment of the promissory note of $72,247.00 due from his 2010 salary compensation and expenses.

4,000,000 shares are pending issuance to 1776729 Ontario Corporation in exchange for a technology licence (orders issued to Transfer Agent).   Dr. Duchesne controls 1776729 through GSN Dreamworks, a company his owns with family members.  There is no third party payment involved in the transaction.  No commissions fees were paid to anyone involved.

None of these share issuances involved underwriters, and all were made in reliance on Rule 506 under the Securities Act of 1933, as amended.

Description of Registrant’s Securities to be Registered

Common and Preferred Stock

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently issued and outstanding, and 24,811,111 shares of preferred stock, excluding the transactions listed under Item 2.

All outstanding shares of common stock are of the same class and have equal rights and attributes. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the sole director out of funds legally available. In the event of liquidation, the holders of common stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Carbon Solutions International Inc.

By:

/s/ Luc C. Duchesne
Luc C. Duchesne
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

May 15, 2011