Form 10-Q
period 2011-06-30
Bio-Carbon Solutions International Inc.
filed 2011-08-16
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 10, 2011, the issuer had 34,811,111 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2011 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED JUNE 30, 2011

PART I

FINANCIAL INFORMATION

Item 1: Financial Statements

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly ELEMENTAL PROTECTIVE COATINGS CORP., INC.)
(A Development Stage Company)
Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Prepaid expenses	$15,000	$-
Total current assets	15,000	-

Total assets	$15,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$106,153	$17,236
Related party payables	9,477	8,066
Wages payable	89,821	153,980
Total current liabilities	205,451	179,282

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 275,000,000 shares authorized; 31,811,111 and 24,811,111 issued and outstanding at June 30, 2011 and December 31, 2010 31,811	24,811
Additional paid in capital	2,246,746	2,166,499
Other comprehensive loss	(749)	(411)
Deficit accumulated during the development stage	(2,468,259)	(2,370,181)
Total stockholders' deficit	(190,451)	(179,282)

Total liabilities and stockholders' deficit	$15,000	$-

See accompanying notes to financial statements.

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly ELEMENTAL PROTECTIVE COATINGS CORP., INC.)
(A Development Stage Company)
Statement of Operations (unaudited)

						For the period from
						January 17, 2007
	Three months ended June 30,			Six months ended June 30,		(inception) to June 30,
	2011		2010	2011	2010	2011
			(Restated)		(Restated)
Revenue		$-	$-	$-	$-	$-

Operating expenses
General and administrative		-	349	1,079	386	13,827
Officer compensation		51	-	5,503	-	159,072
Professional fees		33,905	1,000	91,487	1,000	150,392
Total operating expenses		33,956	1,349	98,069	1,386	323,291

Other income (expense)
Other income		-	-	-	-	41
Interest expense		(9)	-	(9)	-	(9)
Impairment loss		-	-	-	-	(2,100,000)
Total other income (expense)		(9)	-	(9)	-	(2,099,968)

Net loss applicable to common shareholders		$(33,965)	$(1,349)	$(98,078)	$(1,386)	$(2,423,259)

Other comprehensive loss
Foreign currency translation adjustment		138	-	(338)	-	(749)
Total comprehensive loss		$(33,827)	$(1,349)	$(98,416)	$(1,386)	$(2,424,008)

Basic and diluted loss per common share	$		$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding		31,811,111	1,477,778	31,308,349	1,477,778

See accompanying notes to financial statements.

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly ELEMENTAL PROTECTIVE COATINGS CORP., INC.)
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			For the period
			of January 17,
	Six months ended June 30,		2007 (inception) to
	2011	2010	June 30, 2011
		(Restated)
Cash flows from operating activities
Net loss	$(98,078)	$(1,386)	$(2,423,259)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss	-	-	2,100,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities 88,917	1,349	106,153
Wages payable	5,503	-	89,821
Net cash used in operating activities	(3,658)	(37)	(127,285)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	3,658	-	9,477
Contributed capital	-	-	10,010
Proceeds from sale of stock	-	-	36,500
Payment on cancelled shares	-	-	(200)
Net cash provided by financing activities	3,658	-	55,787

Effect of exchange rate on cash	-	-	(749)

(Decrease) increase in cash	-	(37)	(72,247)
Cash at beginning of period	-	37	-
Cash at end of period	$-	$-	$(72,247)

Non-Cash Investing and Financing Activities
Common stock issued for purchase of intangible asset	$-	$-	$2,100,000
Common stock issued for settlement of wages and note payable	$72,247	$-	$72,247

See accompanying notes to financial statements.

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly ELEMENTAL PROTECTIVE COATINGS CORP., INC)
Notes to Financial Statements
June 30, 2011 and 2010

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Bio-Carbon Solutions International Inc f/k/a as Elemental Protective Coatings Inc, collectively referred to herein as “Bio-Carbon Solutions International Inc.”, “BCSI”, or the “Company”),  have has been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended December 31, 2010 and notes thereto contained in the Company’s Form 10-K filed with the SEC on April 15, 2011.   In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the form 10-K have been omitted.

2.	Going Concern

Planned principal activities have begun, but Bio-Carbon Solutions International Inc. has not generated any revenues to June 30, 2011. The Company had a net loss for the six months ended June 30, 2011 of $98,078 and had an accumulated deficit of $2,423,259 at June 30, 2011. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of Bio-Carbon Solutions International Inc.’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter including  raising additional equity financing in 2011 and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During the reporting period, the Company has made contacts with various clients for the purpose of generating carbon assets.  Also the company has been servicing its current engagement contracts with Sierra Gold Corporation and with companies in Ontario.  As financial rewards from these contracts are based on success fees, no receivable has been generated from the execution of these contracts.   In addition, management has engaged in discussed for private placements and loans to support the operations of the company.

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

At June 30, 2011, there were no uncertain tax positions that require accrual.

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly ELEMENTAL PROTECTIVE COATINGS CORP., INC)
Notes to Financial Statements
June 30, 2011 and 2010

3.	Significant Accounting Policies (continued)

Net Loss Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issued, as of June 30, 2011 and 2010, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

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

On January 14, 2011, the Company entered into a License Agreement with 1776729 Ontario Corporation (the “1776729 License”), a privately owned corporation registered under the Laws of Ontario.  Pursuant to the 1776729 License, the Company was granted an exclusive, non-transferable, and irrevocable right to develop and commercialize certain intellectual property that will be used in developing carbon credits from forested lands.  The intellectual property consists of knowledge pertaining to the registration of carbon offsets or carbon credits from the biological carbon pools contained in ecosystems (mainly forest ecosystems).  Carbon pools can then be conveyed into a new form of security, termed carbon credits, which are bought by carbon emitters who are compelled to reduce their carbon emissions through legislation, or carbon emitters who may voluntarily engage in carbon trading for the purpose of increasing their environmental stewardship or for publicity purposes.  Under the 1776729 License the Company must pay a royalty of 6 % of its gross annual sales to 1776729.  In addition, the Company has agreed to pre-pay the royalty on the first $15,000 of revenue to be earned under the 1776729 License, which was paid by the issuance of 4,000,000 of the Company’s Common Stock to 1776729 Ontario Corporation

No salaries were paid to directors or executives.  Contracting fees were accrued to Dr Duchesne and to the former COO, Mr. Cormier, at a rate of $10,000 monthly effective January 16, 2011. There were $55,000 and $25,000 due to Dr Duchesne and Mr. Cormier, respectively, at June 30, 2011.

During the six months ended June 30, 2011, the Company received loans from a related party totaling $3,658 to fund operations. The loan is non-interest bearing, due on demand and as such is included in current liabilities. Imputed interest as been considered but was determined to be immaterial to the financial statements as a whole.

Also during the six months ended June 30, 2011, the Company issued 3,000,000 shares of its common stock in settlement of a related party loan plus accrued wages totaling $72,247.

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(formerly ELEMENTAL PROTECTIVE COATINGS CORP., INC)
Notes to Financial Statements
June 30, 2011 and 2010

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

On July 29, 2011, the Company issued 3,000,000 shares of its common stock to Mr. Martin Baldwin for settlement of $70,000 of wages and $4,744 in loans made to the Company.

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

•
Companies with the need to raise grants for research initiatives for the development of business lines or technologies relevant to the Bioeconomy and which are expected to generate environmental attributes;

•	Its own carbon offset development projects—the company targets developing 20,000 hectares in 2011 in Sierra Leone;
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

Results of Operations

Revenues

We have not generated any revenues from our operations during the six month period ended June 30, 2011 or during the period since January 17, 2007 (inception).

Expenses

We incurred general administrative and professional expenses of $1,079, officer compensation of $5,503 and professional fees of $91,487 during the six month period ended June 30, 2011.

Liquidity and Capital Resources

As at June 30, 2011, we had no cash.

Cash Used in Operating Activities

Net cash used in operating activities was $3,658 for the  six month period ended June 30, 2011 compared to $37 for the same period in 2010.

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

Going Concern

We are a development stage Company.  In a development stage Company, management devotes most of its activities to developing a market for its products and services.  Planned principal activities have begun, clients have entered into material consulting agreements based on contingency fees which we believe will be generated in 2011 and 2012 from our current contracts but we have not generated revenues to June 30, 2011.  During the reporting period, the Company has made contacts with various clients for the purpose of generating carbon assets.  Also the company has been servicing its current engagement contracts with Sierra Gold Corporation and with companies in Ontario.  As financial rewards for these contracts are based on success fees, no receivable has been generated from the execution of these contracts.

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

Lawsuits

To management’s knowledge there is no  pending, or threatened lawsuit against the Company

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

3,000,000 common shares are issued to Mr. Gilles Trahan (orders issued to Transfer Agent). These shares were issued as full payment of the promissory note of $72,247.00 due from his 2010 salary compensation and expenses.

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

Description of Registrant’s Securities to be Registered

Common and Preferred Stock

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently issued and outstanding, and 31,811,111 shares of preferred stock, excluding the transactions listed under Item 2.

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

August 15, 2011