Form 10-Q
period 2011-09-30
Bio-Carbon Solutions International Inc.
filed 2011-11-22
CIK 1420368

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.

(Formerly ELEMENTAL PROTECTIVE COATINGS INC.)

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended September 30, 2011 and 2010 and the

Period of January 17, 2007 (Inception) to September 30, 2011

Approved by: Dr. Luc Duchesne

Name: Dr. Luc Duchesne

Signature: /s/ Luc C Duchesne

Title: President and CEO

Date: November 18, 2011

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.

(Formerly ELEMENTAL PROTECTIVE COATINGS INC.)

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2011 and 2010 and the

Period of January 17, 2007 (Inception) to September 30, 2011

Page(s)
Condensed Balance Sheets as of September 30, 2011 and December 31, 2010	1

Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and the period of January 17, 2007 (Inception) to September 30, 2011	2

Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and the period of January 17, 2007 (Inception) to September 30, 2011	3

Notes to the Unaudited Financial Statements	4 - 7

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(Formerly ELEMENTAL PROTECTIVE COATINGS INC.)
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2011	December 31, 2010

	(Unaudited)
ASSETS
Current assets
Prepaid expenses	$15,000	$-
Total current assets	15,000	-

Total assets	$15,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$134,473	$17,236
Related party payables	5,333	8,066
Wages payable	18,744	153,980
Total current liabilities	158,550	179,282

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 275,000,000 shares authorized; 34,811,111 and 24,811,111 issued and outstanding at September 30, 2011 and December 31, 2010	34,811	24,811
Additional paid in capital	2,318,490	2,166,499
Other comprehensive loss	3,326	(411)
Deficit accumulated during the development stage	(2,500,177)	(2,370,181)
Total stockholders' deficit	(143,550)	(179,282)

Total liabilities and stockholders' deficit	$15,000	$-

See accompanying notes to financial statements.

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(Formerly ELEMENTAL PROTECTIVE COATINGS INC.)
(A Development Stage Company)
Condensed Statement of Operations (Unaudited)
						For the period from January 17, 2007 (inception) to September 30, 2011
	Three months ended September 30,			Nine months ended September 30,
	2011		2010	2011	2010
			(Restated)		(Restated)
Revenue		$-	$-	$-	$-	$-

Operating expenses
General and administrative		-	619	1,079	1,005	13,827
Officer compensation		(2)	105,000	5,501	105,000	159,070
Professional fees		31,908	6,258	123,395	7,258	182,300
Total operating expenses		31,906	111,877	129,975	113,263	355,197

Other income (expense)
Other income		-	-	-	-	41
Interest expense		(12)	-	(21)	-	(21)
Impairment loss		-	-	-	-	(2,100,000)
Total other income (expense)		(12)	-	(21)	-	(2,099,980)

Net loss applicable to common shareholders		$(31,918)	$(111,877)	$(129,996)	$(113,263)	$(2,455,177)

Other comprehensive loss
Foreign currency translation adjustment		4,075	-	3,737	-	3,326
Total comprehensive loss		$(27,843)	$(111,877)	$(126,259)	$(113,263)	$(2,451,851)

Basic and diluted loss per common share	$		$(0.08)	$(0.00)	$(0.08)

Weighted average shares outstanding		33,898,068	1,477,778	32,181,074	1,477,778

See accompanying notes to financial statements.

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.
(Formerly ELEMENTAL PROTECTIVE COATINGS INC.)
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)
			For the period of January 17, 2007 (inception) to September 30, 2011

	Nine months ended September 30,
	2011	2010
		(Restated)
Cash flows from operating activities
Net loss	$(129,996)	$(113,263)	$(2,455,177)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss	-	-	2,100,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	117,237	1,349	134,473
Wages payable	5,501	-	158,744
Net cash used in operating activities	(7,258)	(111,914)	(61,960)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	4,258	-	12,324
Contributed capital	-	-	10,010
Proceeds from sale of stock	-	-	36,500
Payment on cancelled shares	-	-	(200)
Net cash provided by financing activities	4,258	-	58,634

Effect of exchange rate on cash	3,000	-	3,326

(Decrease) increase in cash	-	(111,914)	-
Cash at beginning of period	-	37	-
Cash at end of period	$-	$(111,877)	$-

Non-Cash Investing and Financing Activities
Common stock issued for purchase of intangible asset	$-	$-	$2,100,000
Common stock issued for settlement of wages and note payable	$146,991	$-	$146,991

See accompanying notes to financial statements.

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.

(Formerly ELEMENTAL PROTECTIVE COATINGS INC.)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2011 and 2010 and the

Period of January 17, 2007 (Inception) to September 30, 2011

1.              Basis of Presentation

The accompanying unaudited interim financial statements of Bio-Carbon Solutions International Inc. f/k/a as Elemental Protective Coatings Inc, collectively referred to herein as “Bio-Carbon Solutions International Inc.”, “BCSI”, or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended December 31, 2010 and notes thereto contained in the Company’s Form 10-K filed with the SEC on April 15, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the form 10-K have been omitted.

2.              Going Concern

Planned principal activities have begun, but Bio-Carbon Solutions International Inc. has not generated any revenues to September 30, 2011. The Company had a net loss for the nine months ended September 30, 2011 of $129,996 and had an accumulated deficit of $2,455,177 at September 30, 2011. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of Bio-Carbon Solutions International Inc.’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter including raising additional equity financing in 2011 and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the reporting period, the Company has made contacts with various clients for the purpose of generating carbon assets. Also the company has been servicing its current engagement contracts with Sierra Gold Corporation and with companies in Ontario. As financial rewards from these contracts are based on success fees, no receivable has been generated from the execution of these contracts.  Management has engaged in discussed for private placements and loans to support the operations of the company. The global recession and uncertainty on the stock markets has hampered the development of carbon projects forcing the company to seek the co-development of carbon opportunities with other activities that may generate revenues. Emphasis has been toward marrying carbon and mining development opportunities in the reporting period and the next (see management discussion and analysis below.

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

At September 30, 2011, there were no uncertain tax positions that require accrual.

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.

(Formerly ELEMENTAL PROTECTIVE COATINGS INC.)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2011 and 2010 and the

Period of January 17, 2007 (Inception) to September 30, 2011

3.              Significant Accounting Policies (continued)

Net Loss Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issued, as of September 30, 2011 and 2010, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

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

On January 14, 2011, the Company entered into a License Agreement with 1776729 Ontario Corporation (the “1776729 License”), a privately owned corporation registered under the Laws of Ontario. Pursuant to the 1776729 License, the Company was granted an exclusive, non-transferable, and irrevocable right to develop and commercialize certain intellectual property that will be used in developing carbon credits from forested lands. The intellectual property consists of knowledge pertaining to the registration of carbon offsets or carbon credits from the biological carbon pools contained in ecosystems (mainly forest ecosystems). Carbon pools can then be conveyed into a new form of security, termed carbon credits, which are bought by carbon emitters who are compelled to reduce their carbon emissions through legislation, or carbon emitters who may voluntarily engage in carbon trading for the purpose of increasing their environmental stewardship or for publicity purposes. Under the 1776729 License the Company must pay a royalty of 6 % of its gross annual sales to 1776729. In addition, the Company has agreed to pre-pay the royalty on the first $15,000 of revenue to be earned under the 1776729 License, which was paid by the issuance of 4,000,000 of the Company’s Common Stock to 1776729 Ontario Corporation

No salaries were paid to directors or executives. Contracting fees were accrued to Dr Duchesne and to the former COO, Mr. Cormier, at a rate of $10,000 monthly effective January 16, 2011. There were $85,000 and $25,000 due to Dr Duchesne and Mr. Cormier, respectively, at September 30, 2011.

During the nine months ended September 30, 2011, the Company received loans from a related party totaling $4,258 to fund operations. The loan is non-interest bearing, due on demand and as such is included in current liabilities. Imputed interest as been considered but was determined to be immaterial to the financial statements as a whole.

Also during the nine months ended September 30, 2011, the Company issued 6,000,000 shares of its common stock in settlement of related party loans plus accrued wages totaling $146,991.

5. Stockholders’ Equity: Common and Preferred Stock

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently 34,811,111 issued and outstanding, and 5,000,000 shares of preferred stock, par value $0.001 per share, of which 5,000,000 shares have been designated and issued as Class A Preferred Shares. There are not currently any preferred shares issued or outstanding.

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.

(Formerly ELEMENTAL PROTECTIVE COATINGS INC.)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2011 and 2010 and the

Period of January 17, 2007 (Inception) to September 30, 2011

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

7. Subsequent Events

The company evaluated all subsequent events or transactions that occurred after September 30, 2011 through the date of this review in accordance with FASB ASC 855 “Subsequent Events”.

On October 10, 2011 the Company entered into a Carbon Development agreement from October 10, 2011 Bio-Carbon Solutions International Inc. (the “Company”) entered into a Carbon Development Agreement (“CDA”) with Mr. Matthew Sacco, a person unrelated to the company its directors and officers, for the purpose of acquired exclusive and irrevocable rights to the development of carbon offset potential on two parcels of land with an aggregated surface of 4,200 acres (the Properties) from which Mr. Sacco owns mineral exploration licenses from the Government of Nova Scotia. The Company assessed the business potential of carbon offsets to be generated form the two parcels of land and presented development options for the development of the lands in a confidential report submitted to Mr. Sacco on October 21, 2011. Of the options preferred, it was suggested to co-develop carbon and mining interests in order to maximize revenues. The carbon interests are to follow methodologies approved by the Verified Carbon Standards Registry (www.v-c-s.org) together with mining interests, especially rare earth elements. The mining interests pertain to rare earth elements and gold.

On October 21, 2011 the Company entered into an Options Agreement with Mr. Sacco to secure options on certain mineral rights, including rare earths and gold, from Nova Scotia mineral claim termed the “Blackfly Exploration & Mining Claims” which is owned exclusively by Mr. Sacco. Should the Company exercised its options the total number of restricted common shares shall be an aggregate number of 50,000,000 common shares if fully exercised. No revenue from the ownership of the mineral rights of this property was ever generated from Mr. Sacco or the previous owners.

On October 21, 2011 the Company entered into an Options Agreement with Mr. Sacco to secure options on certain mineral rights, including rare earths and gold, from Nova Scotia mineral claim termed the “Clear Lake Resources Claims” which is owned exclusively by Mr. Sacco. Should the Company exercised its options the total number of restricted common shares shall be an aggregate number of 50,000,000 common shares if fully exercised. No revenue from the ownership of the mineral rights of this property was ever generated from Mr. Sacco or the previous owners. There was no brokerage or introduction fees or otherwise paid to anyone. Mr. Sacco is unrelated to management or the directors of the Company.

On October 31, 2011, the company entered into a License Agreement with 1776729 Ontario Corporation for the acquisition of a process for the purification of rare earths. The license grants exclusive rights to the Company for the use of a process permitting the purification of rare earths from ores. Under the terms of the license the Company shall pay a royalty of 5% of the

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.

(Formerly ELEMENTAL PROTECTIVE COATINGS INC.)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2011 and 2010 and the

Period of January 17, 2007 (Inception) to September 30, 2011

7. Subsequent Events (Continued)

gross revenues generated from the use of the license, provided the first $2000 be paid as 20,000,000 common restricted shares of the company. The technology is an untested 9-step process that may be the object of one or several PCT and/or regional patent applications in the future. No revenues were ever generated from the use of the technology licensed from 1776729, which is a holding company with no commercial activities and is owned by Dr Duchesne, his wife and son. There was no brokerage fees or commissions paid to anyone for this transaction. The company will need to pursue commercial demonstration of the technology in question, especially conduct testing to determine for example the different concentrations of solvents, residence time of specific and processing speeds necessary for the use. The claims of the technology are that it reduces the cost of extraction costs by reducing energy consumption while increasing rare earth uptake significantly as compared to traditional technologies. The license agreement is appended as exhibit except that the technology description is withheld in order to maintain priority of the invention as per international and national patent laws preventing disclosure prior to filing patents.

On October 31, 2011 the Company decided to change its name from Bio-Carbon Solutions International Inc to NSU Resources Inc. and decided to amend its business plan by addressing the co-development of carbon and mineral interests.

On November 2, 2011 the Company elected to rename its Nova Scotia mineral claims as follows:

1.       Exploration License Number 09388 is re-designated “The Byers Brook License”

2.       Exploration License Number 08996 is re-designated “The Shatter Lake License”

On November 1-2, 2001, management conducted field inspection of the Byers Brook and Shatter Lake Licenses and met with officials of the Nova Scotia Ministry of Natural Resources. As a result of the findings from these visits, management concluded that there is circumstantial evidence supporting the presence of ores in the claims. Therefore management completed the exercise of all mineral claims options with Mr. Sacco as per November 9, 2011.