Form 10-Q/A
period 2011-09-30
Bio-Carbon Solutions International Inc.
filed 2012-02-01
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 31, 2011

OR

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-148546

NSU RESOURCES INC F/K/A/ BIO-CARBON SOLUTIONS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)
Nevada	20-8248213
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
500 Gran Street, Sault Ste Marie, On P6A 5K9 (Address of principal executive offices, including zip code.) (705) 253-0339 x 25
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act.  Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of February 1, 2012 the issuer had 105, 311,131 shares of common stock outstanding.

REASONS FOR FILING FORM 10 Q/A

On November 15, 2011 the Company filed Form 10Q in compliance with SEC regulations quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the quarterly period ended September 30, 2011. However certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 we omitted owing to a clerical error. Therefore said certifications are enclosed herein as exhibits. No other changes are needed to the document.