Form 10-Q/A
period 2011-09-30
Bio-Carbon Solutions International Inc.
filed 2012-02-06
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

OR

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-148546

NSU RESOURCES INC F/K/A BIO-CARBON SOLUTIONS INTERNATIONAL INC.
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

Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 11, 2011, the issuer had 127,311,131 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q/A for the quarterly period ended September 30, 2011 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

REASONS FOR FILING THIS AMENDMENT

On November 11, 2011 the Company filed Form 10Q in compliance with SEC regulations quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the quarterly period ended September 30, 2011. However certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 were omitted owing to a clerical error. Therefore said certifications are enclosed herein as exhibits with the body of the filing. Ass well, sections of our 10Q filing were missing when returning from our auditor. For this reason we have re-submitted our filing to our auditor and are refilling the full document herein.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2011

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	Page

Balance Sheets as of September 30, 2011 and December 31, 2010	4

Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and the period of January 17, 2007 (Inception) to September 30, 2011	5

Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and the period of January 17, 2007 (Inception) to September 30, 2011	6

Selected notes to financial statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk 12

Item 4. Controls and Procedures 12

Item 1: Financial Statements

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Balance Sheets

	September 30, 2011	December 31, 2010

	(Unaudited)
ASSETS
Current assets
Prepaid expenses	$15,000	$-
Total current assets	15,000	-

Total assets	$15,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$134,473	$17,236
Related party payables	5,333	8,066
Wages payable	18,744	153,980
Total current liabilities	158,550	179,282

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 275,000,000 shares authorized; 34,811,111 and 24,811,111 issued and outstanding at September, 2011 and December 31, 2010	34,811	24,811
Additional paid in capital	2,318,490	2,166,499
Other comprehensive loss	3,326	(411)
Deficit accumulated during the development stage	(2,500,177)	(2,370,181)
Total stockholders' deficit	(143,550)	(179,282)

Total liabilities and stockholders' deficit	$15,000	$-

See accompanying notes to financial statements.

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
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

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
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

NSU RESOURCES INC

(formally BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)

(formally ELEMENTAL PROTECTIVE COATINGS CORP., INC.)

Notes to Financial Statements

September 30, 2011 and 2010

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

  Going Concern

Planned principal activities have begun, but Bio-Carbon Solutions International Inc. has not generated any revenues to September 30, 2011. The Company had a net loss for the nine months ended September 30, 2011 of $129,996 and had an accumulated deficit of $$2,455,177 at September 30, 2011. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of Bio-Carbon Solutions International Inc.’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter including raising additional equity financing in 2011 and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the reporting period, the Company has made contacts with various clients for the purpose of generating carbon assets. Also the company has been servicing its current engagement contracts with Sierra Gold Corporation and with companies in Ontario. As financial rewards from these contracts are based on success fees, no receivable has been generated from the execution of these contracts.  Management has engaged in discussed for private placements and loans to support the operations of the company. The global recession and uncertainty on the stock markets has hampered the development of carbon projects forcing the company to seek the co-development of carbon opportunities with other activities that may generate revenues. Emphasis has been toward marrying carbon and mining development opportunities.

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

NSU RESOURCES INC

(formally BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)

(formally ELEMENTAL PROTECTIVE COATINGS CORP., INC.)

Notes to Financial Statements

September 30, 2011 and 2010

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

NSU RESOURCES INC

(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)

(formerly ELEMENTAL PROTECTIVE COATINGS CORP., INC)

Notes to Financial Statements

September 30, 2011 and 2010

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

On October 10, 2011 Bio-Carbon Solutions International Inc. (the “Company”) entered into a Carbon Development Agreement (“CDA”) with Mr. Matthew Sacco, a person unrelated to the company its directors and officers, for the purpose of acquired exclusive and irrevocable rights to the development of carbon offset potential on two parcels of land with an aggregated surface of 4,200 acres (the Properties) from which Mr. Sacco owns mineral exploration licenses from the Government of Nova Scotia. The Company assessed the business potential of carbon offsets to be generated form the two parcels of land and presented development options for the development of the lands in a confidential report submitted to Mr. Sacco on October 21, 2011. Of the options preferred, it was suggested to co-develop carbon and mining interests in order to maximize revenues. The carbon interests are to follow methodologies approved by the Verified Carbon Standards Registry (www.v-c-s.org) together with mining interests, especially rare earth elements. The mining interests pertain to rare earth elements and gold.

On October 21, 2011 the Company entered into an Options Agreement with Mr. Sacco to secure options on certain mineral rights, including rare earths and gold, from Nova Scotia mineral claim termed the “Blackfly Exploration & Mining Claims” which is owned exclusively by Mr. Sacco. Should the Company exercised its options the total number of restricted common shares shall be an aggregate number of 50,000,000 common shares if fully exercised. No revenue from the ownership of the mineral rights of this property was ever generated from Mr Sacco or the previous owners.

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

On October 31, 2011, the company entered into a License Agreement with 1776729 Ontario Corporation for the acquisition of a process for the purification of rare earths. The license grants exclusive rights to the Company for the use of a process permitting the purification of rare earths from ores. Under the terms of the license the Company shall pay a royalty of 5% of the gross revenues generated from the use of the license, provided the first $2000 be paid as 20,000,000 common restricted shares of the company. The technology is an untested 9-step process that may be the object of one or several PCT and/or regional patent applications in the future. No revenues were ever generated from the use of the technology licensed from 1776729, which is a holding company with no commercial activities and is owned by Dr Duchesne, his wife and son. There was no brokerage fees or commissions paid to anyone for this transaction. The company will need to pursue commercial demonstration of the technology in question, especially conduct testing to determine for example the different concentrations of solvents, residence time of specific and processing speeds necessary for the use. The claims of the technology are that it reduces the cost of extraction costs by reducing energy consumption while increasing rare earth uptake significantly as compared to traditional technologies. The license agreement is appended as exhibit except that the technology description is withheld in order to maintain priority of the invention as per international and national patent laws preventing disclosure prior to filing patents.

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

Results of Operations

Revenues

We have not generated any revenues from our operations during the nine month period ended September 30, 2011 or during the period since January 17, 2007 (inception).

Expenses

We incurred general and administrative expenses of $1,078, officer compensation of $5,501 and professional fees of $123,395 during the nine month period ended September 30, 2011.

Liquidity and Capital Resources

As at September 30, 2011, we had no cash.

Cash Used in Operating Activities

Net cash used in operating activities was $7,258 for the nine month period ended September 30, 2011 compared to $111,914 for the same period in 2010.

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

Going Concern

We are a development stage Company.  In a development stage Company, management devotes most of its activities to developing a market for its products and services.  Planned principal activities have begun, clients have entered into material consulting agreements based on contingency fees which we believe will be generated in 2011 and 2012 from our current contracts but we have not generated revenues to September 30, 2011. During the reporting period, the Company has made contacts with various clients for the purpose of generating carbon assets. Also the company has been servicing its current engagement contracts with Sierra Gold Corporation and with companies in Ontario. As financial rewards for these contracts are based on success fees, no receivable has been generated from the execution of these contracts.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

3,000,000 common shares are issued to Mr. Gilles Trahan (Shares issued in July 2011). These shares were issued as full payment of the promissory note of $72,247.00 due from his 2010 salary compensation and expenses.

4,000,000 shares have been issued to 1776729 Ontario Corporation in exchange for a technology licence (orders issued to Transfer Agent). Dr. Duchesne controls 1776729 through GSN Dreamworks, a company his owns with family members. There is no third party payment involved in the transaction. No commissions fees were paid to anyone involved.

3,000,000 shares have been issued to Mr Martin Baldwin as a full payment duefrom his 2010 salary compensation and expenses

None of these share issuances involved underwriters, and all were made in reliance on Rule 506 under the Securities Act of 1933, as amended.

Description of Registrant’s Securities to be Registered

Common and Preferred Stock

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently issued and outstanding, and 34,811,111 shares of preferred stock, excluding the transactions listed under Item 2.

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

______________________________________
Luc C. Duchesne
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

November 11, 2011