Form 10-K
period 2011-12-31
Bio-Carbon Solutions International Inc.
filed 2012-04-18
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Commission File Number:  333-148546

_______________________________

NSU RESOURCES INC

F/K/A BIO-CARBON SOLUTIONS INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-8248213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Gran Street,

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

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [X] No [ ]

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The common stock was last issued at a price of $0.01 on May 13, 2011.  The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,344,000at December 31, 2011.

As of April 15, 2012, the Registrant had151,311,130outstanding shares of Common Stock with a par value of $0.001 per share.

1

INDEX

NSU RESOURCES INC

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

General

NSU Resources Inc. (“The Company”) is a development stage company incorporated on January 17, 2007, under the laws of the State of Nevada.  The principal offices are located at 500 Gran Street, Sault Ste Marie, Ontario, Canada P6A 2Z5. The telephone number is (705) 253-0339.  The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.  Our fiscal year end is December 31st.

Description of Business

The Company’s business plan and objective is to use its licensed intellectual property to provide services and capitalize on opportunities relating to renewable energy services, carbon trading, carbon sequestration, and other greenhouse gas emission control, offset and reduction programs worldwide

Employees

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

Business Strategy

NSU Resources, Inc. is a mineral exploration and carbon development company. Our mission is to become a vertically integrated provider ofRare Earth Elements using carbon solutions. We are targeting growth from the acquisition of mineral and carbon rights worldwide.

Our strategic growth plan:

- Develop proven NI 43-101 compliant ore inventories from high quality properties with potential for providing topside ore of good quality, have access to cost-effective energy sources, and easy access to qualified labor;

- Develop and/or secure tenure on novel cost-effective and environmentally friendly methodologies for the extraction and purification of Rare Earth Elements;

- Develop B2B relationships with users of Rare Earth Elements metals through the Company's extensive contacts in the renewable energy industry;

- Apply the company's technologies to ore extracted from other mining complexes;

- Use cashflow from the sales of products to further develop the company's own mining projects; and,

- Create carbon neutral solutions to the mining and renewable energy supply chain.

From Q1-2012 to Q4-2013 NSU Resources, Inc will pursue expansion in the form of various acquisitions that are pertinent to its strategic vision for aggressive growth. Specific deliverables include and are not limited to:

1. The creation of a business plan for the exploitation of Rare Earth Elements from its 4,200 acres of rare earth claims in the Cobequid Fault Area of Nova Scotia, Canada. Said claims are adjacent to or in the vicinity of claims or exploration projects by other mineral exploration companies in the Cobequid Highlands. Reports of the occurrence of Rare Earth Elements have been made with the Nova Scotia Ministry of Natural Resources by exploration companies in the vicinity. Rare Earth Elements are experiencing rapidly increasing demand for use in green technologies from consumer electronics, electric and hybrid vehicles and power storage for alternative energy sources such as wind and solar. For example the emergence of third generation solar cells with multispectral capabilities and with >40% efficiencies will create significant growth possibilities for the industry. Companies with Rare Earth Elements are re-emerging as a strategic investment opportunity. The first wave started in early 2010 when China began rationing its export of Rare Earth Elements, which led to the emergence of junior miners in the Rare Earths Elements industry.

2. The completion and proving of its technology for the extraction of rare earth minerals using a combination of methodologies that were first developed for the purification of rare chemicals from living tissues. The most exciting aspect on the discovery of Rare Earth Ore minerals in the Cobiquid fault area is the ratio between Heavy Rare Earth Ores (HREO) to the Light Rare Earth Ores (LREO). This is especially significant considering the much greater market value of HREO as compared to LREO. In almost all analyses of the closely related site of Debert Lake the ratio was near or greater than 50% (From Sears 2011). The high levels of HREO over LREO suggests that that a mining venture might be economically feasible, provided the costs of ore extraction are in line with the costs of competing mines. The company plans to adapt, prove and patent its unique rare earth extraction process for the ores specifically found in the Cobequid Highlands of Nova Scotia.

3. The demonstration of carbon neutral approaches for the mining sector despite the current lackluster interest in carbon trading schemes, there is still regional interest in Cap and Trade, for example through the Western Climate Initiative. This will permit to augment the yield from Rare Earth Element extraction projects and other mining projects.

The company was initiated as a provider of carbon offset development solutions (accounting, measuring, reporting, verification and registration) to:

•        Companies with the need to model, monitor and report their carbon footprints;

•        Its own carbon offset development projects—the company targets developing 1,000,000 hectares from 2011-2016; As a part of this undertaking the company acquired the mineral rights to 4200 acres of forested lands in the Cobequid Highlands of Colchester County, Nova Scotia in which rare earth elements have been reported.

•        Companies that emit greenhouse gases and are seeking cost-effective carbon offsets—see below the extensive lists of potential greenhouse gases emitters that are subjected to reporting and cap-and-trade regulations; and,

•        Landowners in search of expertise to develop the carbon potential of their properties.

In November 2011, the company acquired a License for a process for the extraction of rare earths elements. This approach is based on the combination of methodologies that combine plant extraction protocols and carbon neutral approaches.

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

•        Natural gas transmission and distribution systems

•        Nitric acid manufacturing

•        Nonroad equipment at facilities

•        Oil and gas production & gas processing

•        Petrochemical production

•        Petroleum refineries

•        Phosphoric acid production

•        Pulp and paper manufacturing

•        Refinery fuel gas

•        SF6 from electrical equipment

•        Soda ash manufacturing

•        Zinc production

2.      All importers of electricity. Importers of electricity include both retail providers and marketers that import electricity into the WCI region.

3.      Any supplier that within the WCI region distributes transportation fuels in quantities that when combusted would emit 10,000 metric tons CO2e per year or more, in any calendar year starting in 2010.

4.      Any supplier that distributes, within the WCI region, residential, commercial, and industrial fuels in quantities that when combusted would emit 10,000 metric tons CO2e per year or more, in any calendar year starting in 2010.

The technology acquired from Lacey Holdings can be offered to various consulting clients, for example, in assessing the life cycle analysis of different biomass options for the displacement of coal: assessing the carbon footprint of wood biomass, emissions from the combustions municipal solid refuse, emissions from forested, aquatic or agricultural ecosystems or methane emission from coal beds. This technology is derived from a number of scholarly papers that have been authored or co-authored by Dr Luc C Duchesne who is a director of the Company and Director of Ontario 1776729 which is referenced in this section under a separate license agreement. Here is a selected list of scholarly papers which served in the construction of the intellectual property underlying the Lacey Holdings License: 1. WETZEL, S., L. C. DUCHESNE and M. LAPORTE. 2007. Bioproducts from Canada’s forests: new partnerships in the bioeconomy. Springer. 2. ZASADA, J.C., C.W. SLAUGHTER, L.C. DUCHESNE and A.G. GORDON. 1997. Ecological considerations for the North American Boreal forest. International Institute for Applied Systems Analysis, Laxenburg Austria. Pub. No. IR-97-024. 3. LAPORTE, M.F., L. C. DUCHESNE and S. WETZEL. 2003. Effect of rainfall patterns on soil surface CO2 efflux, soil moisture, soil temperature and plant growth in a grassland ecosystem of northern Ontario, Canada: implications for climate change. Biomed Central Ecology, 2: 10-16. 4. TROFYMOW, J.A., T.R. MOORE, B. TITUS, C. PRESCOTT, I. MORRISON, M. SILTANEN, S. SMITH, J. FYLES, R. WEIN, C. CAMIRE. L.C. DUCHESNE, L. KOZAK, M. KRANANBETTER and S. VISSER. 2002. Rates of litter decomposition over six years in Canadian forests: Influence of litter quality and climate. Canadian Journal of Forest Research, 32: 789-804. 5.LAPORTE, M., L.C. DUCHESNE and I. K. MORRISON. 2002. Effect of clearcutting, selection cutting, shelterwood cutting and micro-sites on soil respiration in a tolerant hardwood ecosystem of northern Ontario. Forest Ecology and Management, 174: 565-575. 6. DUCHESNE, L.C. and D.W. LARSON. 1989. Cellulose and the evolution of plant life. Bioscience, 39: 238-241. 7.PRESTON, C.M., J.A. TROFYMOW and L.C. DUCHESNE. 2000. Variability in litter quality and its relationship to litter decay in Canadian forests. Canadian Journal of Botany, 78: 1269-1287. 8.DUCHESNE, L.C. and S. WETZEL. 2000. Effect of clear-cutting, prescribed burning and scarification on litter decomposition in an Eastern Ontario jack pine (Pinusbanksiana) ecosystem. International Journal of Wildland Fire, 9:195-201. 9. MOORE, T.J., J. A. TROFYMOW, B. TAYLOR, C. PRESCOTT, C. CAMIRE, L.C. DUCHESNE, J. FYLES, L. KOZAK, M. KRANABETTER, I. MORRISON, M. SILTANEN, S. SMITH, B. TITUS, S. VISSER, R. WEIN and S. ZOLTAI. 1999. Litter decomposition rates in Canadian forests. Global Change Biology, 5: 75-82.

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

In Canada, British Columbia spearheads Cap-and-Trade efforts. In November 2010, British Columbia posted its Draft Protocol for Forest Carbon Sequestration from Forests making it the most advanced jurisdiction member of the WCI in Canada. British Columbia is the first Canadian province with a Cap-and-Trade legislation. In the USA, California spearheads the efforts of Cap-and-Trade under the Western Climate Initiative with numerous protocols and methodologies published under The Climate Action Reserve registry. In December 2010, California, a member of the Western Climate Initiative, has legislated that carbon offsets from forests are a part of its Cap-and-Trade system. California produces roughly 1.4 percent of the worlds, and 6.2 percent of the total U.S. greenhouse gases. This has two significant consequences that create a business case for the development of carbon credits from Canadian forests:

1. Under the Western Climate Initiative, credits can be traded between province and member state –see insert below; Fromwww.westernclimateinitiative.org/component/remository/general/program-design/Design-Summary/ page 6:

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

More precisely the 1776729 License provides the Company with the means to engage in carbon development as the license is based on 1: Knowledge of and/or relationships with technology providers in various manufacturing sectors who own technologies that can be used by carbon emitters to meet emission reduction requirements; 2.    Knowledge of and/or relationships with land owners in various countries with interests in providing land bases for the development of biological sequestration offset credits to meet emission reduction requirements; 3.   Knowledge of and/or relationships with financial institutions with interest in providing capital for the development of carbon sequestration tools or implementation of novel technologies to meet emissions reduction requirements; and, 4.  Knowledge of and/or relationships with purchasers of carbon offsets. 1776729 is a holding company which has licensed intellectual property from GSN Dreamworks Inc.

The Company does not currently engage in any business activities that may provide immediate cash flow. We expect to incur expenses without generating any material revenues for the foreseeable future. We anticipate the need to raise funds to support our operations for the next 12 months.We have not identified any sources of additional funding for our continued operations, nor have we committed to a plan for funding if our current assets prove inadequate. During the next 12 months we anticipate incurring costs related to:

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

1. The creation of a business plan from the exploitation of rare earth minerals from its 4,200 acres of rare earth claims in the Cobequid Fault Area of Nova Scotia, Canada. Said claims are adjacent and in the vicinity of claims by other mineral exploration companies in the Cobequid Highlands and reports of rare earths have been made with Nova Scotia Ministry of Natural Resources by exploration companies in the vicinity.  Rare Earth Metals are experiencing rapidly increasing demand for use in green technologies from consumer electronics to electric and hybrid vehicles to power storage for alternative energy sources such as wind and solar. For example the emergence of third generation solar cells with multispectral capabilities and with 40% efficiencies will create significant growth possibilities for the industry. Companies with Rare Earth Elements are re-emerging as a strategic investment opportunity. The first wave started in early 2010 when China began rationing its export of REE, which led to the emergence of junior miners in the REE industry. The next wave of opportunity in the REE industry is predicated on companies being able to process and purify mineral deposits through the development of leading-edge extraction technologies. As such, REE companies now have to straddle mineral exploitation and R & D. With the strong and proven expertise of our management team we have positioned the company to meet this unique challenge.

2. The completion and proving of its technology for the extraction of rare earth minerals using a combination of methodologies that were first developed for the purification rare chemicals from living tissues. The most exciting aspect on the discovery of Rare Earth Ore minerals in the Cobiquid fault area is the ratio between Heavy Rare Earth Ores (HREO) to the Light Rare Earth Ores (LREO).  This is especially significant considering the much greater market value of HREO as compared to LREO.  In almost all analyses of the closely related site of Debert Lake the ratio was near or greater than 50% (From Sears 2011).  The high levels of HREO over LREO suggests that that a mining venture might be economically feasible, provided the costs of ore extraction are in line with the costs of competing mines. Indeed HREO are of greater commercial values than LREO. From Q1-2012 to Q4-2013 the company plans to adapt, prove and patent its unique rare earth extraction technologies for the ores specifically found in the Cobequid Highlands of Nova Scotia.

3. The demonstration of carbon neutral approaches for the mining sector despite the current lackluster interest in carbon trading schemes, there is still regional interest in Cap and Trade, for example through the Western Climate Initiative. This will permit to augment the yield from rare earth extraction projects and other mining projects. We intend to create strategic alliances with technology providers for adapting various energy saving or carbon sequestration technologies to permit greater economic yields for the mining sector. When licensed such technologies and approaches will be applicable to the mining industry in general.

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

We were incorporated on January 17, 2007 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2011 our net loss since inception is $2,437,139.  Based upon current plans, we expect to incur operating losses in future periods. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2011. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We evaluated our existing controls for the year ended December 31, 2011. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2011. The identified material weaknesses did not result in material audit adjustments to our 2011 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

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

Mineral claims may prove non commercial

Although we have acquired options to mineral rights for properties in Nova Scotia, there is a possibility that the claims do not contain ores of commercial values either because of non economical mineral content, inability to secure financing, inability to secure permitting, inability to extract the minerals economically or any combination of these factors acting in concert.

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

We do not own any property; the principal offices are located at 500Gran Street, Sault Ste Marie, Ontario P6A 5K9. The telephone number is (705) 253-0039. The website is www.nsuresources.com.

ITEM 3	LEGAL PROCEEDINGS.

NSU Resources Inc is not currently a party to any legal proceedings. The Company’s agent for service of process in Nevada is Sharon D. Mitchell

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 None

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol BICS.  The stock trades are limited and sporadically; there is no established public trading market for our common stock.

Dividends

We did not declare or pay dividends during the Fiscal Year 2011 and do not anticipate declaring or paying dividends in fiscal year 2012.

Securities Authorized for Issuance under Equity Compensation Plans

In January 2011, the Company adopted a Stock Option Incentive Plan. Pursuant to the Plan, the Company may grant stock option awards to employees and contractors as compensation for services rendered on behalf of the Company. The Company issued 5,000,000 options exercisable at $0.75 with an expiration date of December 31, 2012. Said options have expired.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in 2011.

Securities issued in 2011

During the year ended December 31, 2011, the Company issued a total of 126,777,778shares of its common stock, 3,388,889 to Mr Gilles Trahan in exchange to past debt, 3,388,889 to Mr Martin Baldwin for his past debt. 20,000,000 shares of its common stock to1776729 Ontario Corporation in exchange for a technology license for the extraction of rare earth elements valued at $2000.   4,000,000 shares to 1776729 Ontario Corporation in exchange for a technology license for carbon accounting valued at $15,000.

ITEM 6	SELECTED FINANCIAL DATA.

Summary of Financial Data

December 31, 2011

Revenues	$-

Operating Expenses	$66,924

Earnings (Loss)	$(6,958)

Total Assets	$-

Liabilities	$98,814

Stockholders’Deficit	$(71,814)

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Bio-Carbon Solutions International Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Plan of Operations

Liquidity and Capital Resources.At the end of fiscal year 2010 we had no cash on hand and we had liabilities of $179,282. We must secure additional funds in order to continue our business. We will be required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees.  We believe that we will be able to obtain this loan from a current shareholder of the Company; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $20,000 for fiscal year 2011).  Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. We have not begun revenue generatingoperations and as such we have not generated any revenues.  Since inception we have incurred a loss of $2,370,181.

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

From

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None

ITEM 9A(T)	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of NSU Resources Inc is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As of December 31, 2011 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• NSU Resources Inc will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

NSU Resources Inc’s executive officer and director and his respective age as of December 31, 2011 are as follows:

Directors:

Name of Director	Age
Luc C. Duchesne	51
Robert Williams	49

Executive Officer:

Name of Officer	Age	Office
Luc C. Duchesne	51	President, CFO,CEO
Robert Williams	49	Chief Technology Officer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

Luc Duchesne (51), for the past five years, has been President and CEO of Forest BioProducts Inc, a consulting firm in forestry dealing with resource development. Forest BioProducts is owned in majority by Grid Cloud Solutions, Inc. (OTC Pinksheets: GRDC) a publicly trading technology and consulting company in the renewable energy sector ,where Mr. Duchesne holds the positions of director and Chief Technology Officer. He has also been president and CEO of SITTM Technologies Inc, a private biodiesel technology and brokerage firm until February 17, 2011 when it was acquired by MSE Envirotech Corp (OTC Pinksheets: MEVT); and of GSN Dreamworks Inc., a private research and development firm involved in opportunities relating to carbon stocks and natural resources.

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

Robert Williams received his degree in Chemistry from Acadia University in Nova Scotia (1984) and his Ph.D. from the University of Guelph (1989).  Throughout his career he has been involved in the development of projects involving multidisciplinary groups in the research and isolation of materials.  Dr. Williams is an expert in research and development and has extensive contacts throughout a variety of industries and bring his unbridled optimism to this project.

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

Code of Ethics.We have not adopted a Code of Ethics for our principal executive and financial officers.

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

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2011.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to NSU Resources Inc. to own more than 5% of the outstanding common stock as of December 31, 2011 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2011, the number of shares of Common Stock beneficially owned of record by executive officers, directors and persons who hold 5% or more of the outstanding common stock of the Company.

Beneficial Owner	Amount of Stock Owned	% Ownership
Matthew Sacco	100,000,000	65.0%
2173 Rochester Circle
Oakville, Ontario
L6M 5E3 Canada

Luc C Duchesne	24,000,000	15.5%
132 Leo Avenue
Sault Stye Marie, Ontario
P6A 3V7 Canada

Lacey Holdings	23,333,333	15.1%
2nd Floor, 33 Waterfront Drive
P.O. Box 3339, Road Town
Tortola, BVI

Others	7,366,686	5.0%

Total issued	154,700,019	100%

(1) Shares registered to 1776729 Ontario Corporation a company controlled by Dr Duchesne, his wife and his son.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2011, there were two material transactions with 1776729 Ontario Corporation a company controlled by Dr Duchesne, his wife and his son:

1. On January 14, 2011, the Company entered into a License Agreement with 1776729 Ontario Corporation (the “1776729 License”), a privately owned corporation registered under the Laws of Ontario. Pursuant to the 1776729 License, the Company was granted an exclusive, non-transferable, and irrevocable right to develop and comercialize certain intellectual property that will be used in developing carbon credits from forested lands. The intellectual property consists of knowledge pertaining to the registration of carbon offsets or carbon credits from the biological carbon pools contained in ecosystems (mainly forest ecosystems). Carbon pools can then be conveyed into a new form of security, termed carbon credits, which are bought by carbon emitters who are compelled to reduce their carbon emissions through legislation, or carbon emitters who may voluntarily engage in carbon trading for the purpose of increasing their environmental stewardship or for publicity purposes. Under the 1776729 License the Company must pay a royalty of 6 % of its gross annual sales to 1776729. In addition, the Company has agreed to pre-pay the royalty on the first $15,000 of revenue to be earned under the 1776729 License, which was paid by the issuance of 4,000,000 of the Company’s Common Stock to 1776729 Ontario Corporation.

2. On October 31, 2011, the company entered into a License Agreement with 1776729 Ontario Corporation for the acquisition of a process for the purification of rare earths. The license grants exclusive rights to the Company for the use of a process permitting the purification of rare earths from ores. Under the terms of the license the Company shall pay a royalty of 5% of the gross revenues generated from the use of the license, provided the first $2,000 be paid as 20,000,000 common restricted shares of the company. The technology is an untested 9-step process that may be the object of one or several PCT and/or regional patent applications in the future. No revenues were ever generated from the use of the technology licensed from 1776729, which is a holding company with no commercial activities and is owned by Dr Duchesne, his wife and son.

On January 11, 2011 the Company entered into a management contract with Dr Duchesne as CEO for $120,000 per annum. However, Dr Duchesne has waived his management fees for the FY 2011 as the Company has not generated revenues.

On October 24, 2011 the Company entered into a management contract with Dr Robert Williams to act as Chief Technology Officer for $80,000 per annum.

During Fiscal Year 2011, there was othermaterial transactions between the Company and any Officer, Director or related party has not, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-The Officers and Directors;

-Any person proposed as a nominee for election as a director;

-Any other person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

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

As of December 31, 2011 the Company has incurred auditing expenses of approximately $31,623since inception which includes bookkeeping and auditing services.  There were no other audit related services or tax fees incurred.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT

NUMBER	DESCRIPTION

3.1	Articles of Incorporation

3.2	By-Laws

23.1	Consent of Accountant

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	4700 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSU RESOURCES INC

By:	/S/ Luc C. Duchesne
Luc C. Duchesne
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Secretary, Director

Date: March 27, 2012

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.

(formerly Elemental Protective Coatings Corp..)

(A Development Stage Company)

Financial Statements

December 31, 2011 and 2010

BIO-CARBON SOLUTIONS INTERNATIONAL, INC.

(formerly ELEMENTAL PROTECTIVE COATINGS CORP.)

(A Development Stage Company)

Financial Statements

December 31, 2011 and 2010

24

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

NSU Resources Inc

(Formerly known as Bio-Carbon Solutions International, Inc)

(Formerly Known As Elemental Protective Coatings Corp.)

(A Development Stage Company)

We have audited the accompanying balance sheet of NSU Resources Inc as of December 31, 2011 and December 31, 2011and the related statements of operations, stockholders'equity (deficit), and cash flows for the period from the date of inception on January 17, 2007 to December 31, 2011then ended. These financial statements are the responsibility of theCompany's management. Our responsibility is to express an opinion on thesefinancial statements based on our audits.

We conducted our audits in accordance with the standards of the Public CompanyAccounting Oversight Board (United States). Those standards require that we planand perform the audit toobtain reasonable assurance about whether the financialstatements are free of material misstatement. An audit includes examining, on atest basis, evidence supporting the amounts and disclosures in the financialstatements. An audit also includes assessing the accounting principles used andsignificant estimates made by management, as well as evaluating the overallfinancial statement presentation. We believe that our audits provide areasonable basis for our opinion.

In our opinion, the financial statements referred to above presentfairly, in all material respects, the financial position ofBio-Carbon Solutions International, Inc(Formerly Known As Elemental Protective Coatings Corp.)as of December 31, 2010 and December 31, 2009, and the results of its operations andcash flows for the period from the date of inception on January 17, 2007 to December 31, 2010 then ended in conformity with U.S.generallyaccepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internalcontrol over financial reporting as of December 31, 2011, and accordingly, we donot express an opinion thereon.

The accompanying financial statements have been prepared assumingthat the Company will continue as a going concern. As discussed in Note 2 to theconsolidated financial statements, the Company has suffered recurring losses andhas experienced negative cash flows from operations, which raises substantialdoubt about theCompany's ability to continue as a going concern. Management'splans in regard to those matters are also described in Note 2 to theconsolidated financial statements. The consolidated financial statements do notinclude any adjustments that might result from the outcome of this uncertainty.

/s/ SAM KAN & COMPANY

____________________________

Sam Kan& Company

April 16, 2012

Alameda, California

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Balance Sheets

	December 31,
	2011	2010
ASSETS
Current assets
Prepaid expenses	$17,000	$-
Total current assets	17,000	-

Land	10,000	-

Total assets	$27,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$74,497	$17,236
Related party payables	5,336	8,066
Wages payable	18,981	153,980
Total current liabilities	98,814	179,282

Stockholders' deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 275,000,000 shares authorized; 154,811,111 and 24,811,111 issued and outstanding at December 31, 2011 and 2010	154,811	24,811
Additional paid in capital	2,210,490	2,166,499
Other comprehensive income (loss)	24	(411)
Deficit accumulated during the development stage	(2,437,139)	(2,370,181)
Total stockholders' deficit	(71,814)	(179,282)

Total liabilities and stockholders' deficit	$27,000	$-

See accompanying notes to financial statements.

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Statements of Operations

			For the period from January 17, 2007 (inception) to December 31, 2011

	Year ended December 31,
	2011	2010
Revenue	$-	$-	$-

Operating expenses
General and administrative	3,055	2,254	15,803
Officer compensation	5,437	153,569	159,006
Professional fees	58,432	8,655	117,337
Total operating expenses	66,924	164,478	292,146

Other income (expense)
Other income	-	-	41
Interest expense	(34)	-	(34)
Impairment loss	-	(2,100,000)	(2,100,000)
Total other income (expense)	(34)	(2,100,000)	(2,099,993)

Net loss applicable to common shareholders	$(66,958)	$(2,264,478)	$(2,392,139)

Other comprehensive income
Foreign currency translation adjustment	435	(411)	24
Total comprehensive income	$(66,523)	$(2,264,889)	$(2,392,115)

Basic and diluted loss per common share	$(0.00)	$(0.46)

Weighted average shares outstanding	52,531,659	4,929,833

See accompanying notes to financial statements.

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Other comprehensive income (loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Beginning balance	-	$-	-	$-	$-	$-	$-	$-
Common stock issued for cash	5,555,556	5,556	-	-	44,444	-	(45,000)	5,000
Donated capital	-	-	-	-	200	-	-	200
Common stock issued for cash	700,000	700	-	-	30,800	-	-	31,500
Net loss, period ended December 31, 2007	-	-	-	-	-	-	(7,507)	(7,507)
Balance, December 31, 2007	6,255,556	6,256	-	-	75,444	-	(52,507)	29,193

Net loss, year ended December 31, 2008	-	-	-	-	-	-	(29,160)	(29,160)
Balance, December 31, 2008	6,255,556	6,256	-	-	75,444	-	(81,667)	33

Donated capital	-	-	-	-	100	-	-	100
Repurchase of company stock and cancellation	(4,777,778)	(4,778)	-	-	4,578	-	-	(200)
Donated capital	-	-	-	-	9,710	-	-	9,710
Net loss, year ended December 31, 2009	-	-	-	-	-	-	(24,036)	(24,036)
Balance, December 31, 2009	1,477,778	1,478	-	-	89,832	-	(105,703)	(14,393)

Common stock issued for intangible asset	23,333,333	23,333	-	-	2,076,667	-	-	2,100,000
Foreign currency translation	-	-	-	-	-	(411)	-	(411)
Net loss, year ended December 31, 2010	-	-	-	-	-	-	(2,264,478)	(2,264,478)
Balance, December 31, 2010	24,811,111	24,811	-	-	2,166,499	(411)	(2,370,181)	(179,282)

Common stock issued for prepaid expense	24,000,000	24,000	-	-	(7,000)	-	-	17,000
Common stock issued for settlement of debt	6,000,000	6,000	-	-	140,991	-	-	146,991
Common stock issued for land purchase	100,000,000	100,000	-	-	(90,000)	-	-	10,000
Foreign currency translation	-	-	-	-	-	435	-	435
Net loss, year ended December 31, 2011	-	-	-	-	-	-	(66,958)	(66,958)
Balance, December 31, 2011	154,811,111	$154,811	-	$-	$2,210,490	$24	$(2,437,139)	$(71,814)

See accompanying notes to financial statements.

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Statements of Cash Flows
			For the period of January 17, 2007 (inception) to December 31, 2011

	Year ended December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(66,958)	$(2,264,478)	$(2,392,139)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss	-	2,100,000	2,100,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	57,261	2,806	74,497
Wages payable	5,437	153,569	158,981
Net cash used in operating activities	(4,260)	(8,103)	(58,661)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	4,261	8,066	12,327
Contributed capital	-	-	10,010
Proceeds from sale of stock	-	-	36,500
Payment on cancelled shares	-	-	(200)
Net cash provided by financing activities	4,261	8,066	58,637

Effect of exchange rate on cash	(1)	-	24

Decrease in cash	-	(37)	-
Cash at beginning of period	-	37	-
Cash at end of period	$-	$-	$-

Non-Cash Investing and Financing Activities
Common stock issued for purchase of intangible asset	$-	$-	$2,100,000
Common stock issued for settlement of wages and note payable	$146,991	$-	$146,991
Common stock issued for prepaid expense	$17,000	$-	$17,000
Common stock issued for land acquisition	$10,000	$-	$10,000

See accompanying notes to financial statements.

NSU RESOURCES INC

(formerly Bio-carbon Solutions International, Inc.)

(formerly Elemental Protective Coatings Corp., Inc.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

Note 1 - Nature of Business

The Company was organized January 17, 2007 (Date of Inception) under the laws of the State of Nevada, as DBL Senior Care, Inc. The Company subsequently changed its name on December 11,2009 to Elemental Protective Coatings Corp, subsequently changed its name on January 27, 2011 to Bio-Carbon Solutions International, Inc., and more recently to NSU Resources Inc on October 31, 2011. The Company provides specialized advisory and value chain management services to those wishing to participate in the carbon development market, especially in the mining sector. The Company is authorized to issue up to 275,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. The Company has limited operations and in accordance with FASB ASC 915-10, "Development Stage Entities," the Company is considered a development stage company.

The former business of the Company was to provide personal care services to elderly, handicapped or other home-bound individuals suffering infirmity. During the year ended December 31, 2009, the board of directors changed the Company's focus toward the manufacture and sale of fire retardant products.

During January 2011, the Company issued a 1:9 reverse split on its common stock. The split has been applied retroactively to these financial statements.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2011 or 2010.

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

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)

(formerly Elemental Protective Coatings Corp., Inc.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

Note 2 - Significant Accounting Policies (continued)

Advertising Costs

Advertising and promotion costs are expensed as incurred. We incurred advertising costs of $389 during the year ended December 31, 2011 and since inception.

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

December 31, 2011 and 2010

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

Recent Accounting Pronouncements

Accounting Standards Updates through number 2011-12 have been issued but do not apply to the Company.

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)

(formerly Elemental Protective Coatings Corp., Inc)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

Note 2 – Significant Accounting Policies (continued)

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

	12/31/2011	12/31/2010
Period end: CAD to USD	0.9804	0.9998
Average for period: CAD to USD	1.0115	0.9705

Note 3 - Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 275,000,000 shares with a par value of $0.001. The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001.

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)

(formerly Elemental Protective Coatings Corp., Inc)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

Note 3 - Stockholders’ Equity (continued)

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

During the year ending December 31, 2011, the Company issued a total of 6,000,000 shares of its common stock in settlement of wages and loans payable to its former directors for total consideration of $146,991.

During the year ending December 31, 2011, the Company issued a total of 24,000,000 shares of its common stock valued at $17,000 as a prepayment for future royalties.

During the year ending December 31, 2011, the Company issued a total of 100,000,000 shares of its common stock valued at $10,000 for the acquisition of mineral for two parcels of land.

There were 154,811,111 and 24,811,111 common shares issued and outstanding at December 31, 2011 and 2010, respectively.

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

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)

(formerly Elemental Protective Coatings Corp., Inc)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

Note 4 - Income Taxes (continued)

	December 31, 2011	December 31, 2010
Net operating loss carry forward	$2,392,139	$2,370,181
Valuation allowance	(2,2392,139)	(2,370,181)
Net deferred tax asset	$-	$-

This represents an increase in both the net operating loss carry forward and the valuation allowance of $66,958 and $2,254,478 for the years ended December 31, 2011 and 2010. A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	December 31, 2011	December 31, 2010
Tax at statutory rate (35%)	$837,249	$829,563
Increase in valuation allowance	(837,249)	(829,563)
Net deferred tax asset	$-	$-

This represents an increase of $23,435 and $792,567 for the years ended December 31, 2011 and 2010. The Company did not pay any income taxes during the years ended December 31, 2011 or 2010 or since inception.

The net federal operating loss carry forward will expire in 2026.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 - Related Party Transactions

During the years ended December 31, 2011 and 2010, the Company received loans from its officers totaling $4,261 and $8,066 to fund operations. These loans are non-interest bearing, are due on demand and as such included in current liabilities. Imputed interest has been considered, but determined to be immaterial to the financial statements as a whole.

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)

(formerly Elemental Protective Coatings Corp., Inc)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

Note 6 – Impairment Loss

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

Note 7 – Subsequent Events

The Company has evaluated subsequent events through the date of this filing and determined there are none to disclose.