Form 10-Q
period 2012-03-31
Bio-Carbon Solutions International Inc.
filed 2012-05-29
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

OR

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number333-148546

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.  See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting Company)	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 23, 2012, the issuer had 156,311,111 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2012 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED MARCH 31, 2012

PART I

FINANCIAL INFORMATION

Item 1: Financial Statements

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Balance Sheets

	March 31, 2012	December 31, 2011

	(Unaudited)
ASSETS
Current assets
Prepaid expenses	$17,000	$17,000
Total current assets	17,000	17,000

Land	10,000	10,000

Total assets	$27,000	$27,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$66,203	$67,409
Related party payables	7,613	12,424
Wages payable	-	18,981
Total current liabilities	73,816	98,814

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 275,000,000 shares authorized; 156,311,111 and 154,811,111 issued and outstanding at March 31, 2012 and December 31, 2011	156,311	154,811
Additional paid in capital	2,228,990	2,210,490
Other comprehensive income	24	24
Deficit accumulated during the development stage	(2,432,141)	(2,437,139)
Total stockholders' deficit	(46,816)	(71,814)

Total liabilities and stockholders' deficit	$27,000	$27,000

See accompanying notes to financial statements.

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Statements of Operations (unaudited)

			For the period from January 17, 2007 (inception) to March 31, 2012

	Three months ended March 31,
	2012	2011
		(Restated)
Revenue	$5,792	$-	$5,792

Operating expenses
General and administrative	199	1,079	16,002
Officer compensation	-	5,452	159,006
Professional fees	595	32,582	117,932
Total operating expenses	794	39,113	292,940

Other income (expense)
Other income	-	-	41
Interest expense	-	-	(34)
Impairment loss	-	-	(2,100,000)
Total other income (expense)	-	-	(2,099,993)

Net income (loss) applicable to common shareholders	$4,998	$(39,113)	$(2,387,141)

Other comprehensive income
Foreign currency translation adjustment	-	-	24
Total comprehensive income (loss)	$4,998	$(39,113)	$(2,387,117)

Basic and diluted loss per common share	$0.00	$(0.00)

Weighted average shares outstanding	155,527,778	30,800,000

See accompanying notes to financial statements.

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	Three months ended March 31,		For the period from January 17, 2007 (inception) to March 31, 2012
	2012	2011
		(Restated)
Cash flows from operating activities
Net income (loss)	$4,998	$(39,113)	$(2,387,141)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Impairment loss	-	-	2,100,000
Common stock issued for services	18,981		158,981
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(1,206)	30,303	66,203
Wages payable	(18,981)	5,452	-
Net cash provided by(used in) operating activities	3,792	(3,358)	(61,957)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	2,000	3,358	21,415
Repayments of related party loans	(5,792)		(5,792)
Contributed capital	-	-	10,010
Proceeds from sale of stock	-	-	36,500
Payment on cancelled shares	-	-	(200)
Net cash provided by financing activities	(3,792)	3,358	61,933

Effect of exchange rate on cash	-	-	24

(Decrease) increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Non-Cash Investing Activities
Common stock issued for settlement of related party loan and wages payable	$20,000	$72,247	$166,991
Common stock issued for prepaid expense	$-	$15,000	$17,000
Common stock issued for purchase of intangible asset	$-	$-	$2,100,000
Common stock issued for land acquisition	$-	$-	$10,000

See accompanying notes to financial statements.

NSU RESOURCES INC

(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)

Notes to Financial Statements

March 31, 2012 and 2011

  Basis of Presentation

The accompanying unaudited interim financial statements of NSU Resources Inc f/k/a/ Bio-Carbon Solutions International Inc, collectively referred to herein as “NSU Resources Inc” “NSU”, or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended December 31, 2011 and notes thereto contained in the Company’s Form 10-K filed with the SEC on April 16, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the form 10-K have been omitted.

  Going Concern

Although planned principal activities have begun, and NSU Resources has generated revenues of $5,792 to March 31, 2012. The Company had an accumulated deficit of $2,432,141. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of Bio-Carbon Solutions International Inc.’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter including raising additional equity financing in 2011 and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the reporting period, the Company has made contacts with various clients for the purpose of generating carbon assets. Also the company has been servicing its current engagement contracts with Sierra Gold Corporation and with companies in Ontario. As financial rewards from these contracts are based on success fees, no receivable has been generated from the execution of these contracts.  Management has engaged in discussed for private placements and loans to support the operations of the company. The global recession and uncertainty on the stock markets has hampered the development of carbon projects forcing the company to seek the co-development of carbon opportunities with other activities that may generate revenues. Emphasis has been toward marrying carbon and mining, construction and energy efficient housing development opportunities.

  Significant Accounting Policies

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets,liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Prior Period Conformity

The Company has reclassified balances in the prior period financial statements for conformity with the current period for comparison purposes.

NSU RESOURCES INC

(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)

Notes to Financial Statements

March 31, 2012 and 2011

3.	Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes under the asset and liability method,where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

At March 31, 2012, there were no uncertain tax positions that require accrual.

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss,by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issued, as of March 31, 2012 and 2011, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that area adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

4.	Related Party Transactions

No salaries were paid to directors or executives during the three months ended March 31, 2012.

From inception to March 31, 2012, the Company received loans from a related party totaling $15,623to fund operations. These loans are non-interest bearing, due on demand and as such is included in current liabilities. Imputed interest as been considered but was determined to be immaterial to the financial statements as a whole.

On February 22, 2012 the company issued 1,500,000 Rule 144 common shares to Mr John Wilkes in compensation for a past debt of $913 made on behalf of the company and in compensation for outstanding contract wages while acting as a CEO and director of the corporation from October 28, 2010 to January 25, 2011 for an unpaid balance of $20,000.

In January 2012 the Company has generated a receivable of $5,792 from one of its clients. This receivable has been assigned to GSN Dreamworks, a company owed by the CEO of the Company to cover past expenses made on behalf of the company.

On April 20, 2012 NSU Resources Inc (the “Company”) entered into a sales agreement with Great Rock Development Corporation for the sale of Gold mineral rights of the Shatter Lake and Byers Brook claims of the Cobequid County of Nova Scotia, Canada in exchange for 75,000,000 common shares of Great Rock Development Corporation of which Luc C Duchesne is a member of the Board of Directors.

NSU RESOURCES INC

(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)

Notes to Financial Statements

March 31, 2012 and 2011

5.	Stockholders’ Equity: Common and Preferred Stock

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently 156,311,111issued and outstanding. The Company is also authorized to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, all of which have been designated and issued as Class A Preferred Shares. There are no preferred shares issued or outstanding.

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

On April 20, 2012 NSU Resources Inc (the “Company”) entered into a sales agreement with Great Rock Development Corporation for the sale of Gold mineral rights of the Shatter Lake and Byers Brook claims of the Cobequid County of Nova Scotia, Canada in exchange for 75,000,000 common shares of Great Rock Development Corporation.

8.	Restatement

The Company has restated its statement of operations and statement of cash flows for the three months ended March 31, 2011 after reversing previously recorded compensation for our CEO. This had the following impact on the financial statements:

	Originally Reported	Restated	Change
Balance Sheet
Accounts payable	$72,539	$47,539	$(25,000)
Accumulated deficit	(2,434,294)	(2,409,294)	25,000
Statement of Operations
Professional fees	57,582	32,582	(25,000)
Net loss	(64,113)	(39,113)	25,000
Statement of Cash Flows
Cash used in operating activities	(3,358)	(3,358)	-
Cash provided by investing activities	-	-	-
Cash provided by financing activities	3,358	3,358	-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.Shareholders’ Equity

Plan of Operations

NSU Resources, Inc. is a mineral exploration and carbon development company. Our mission is to become a vertically integrated provider of Rare Earth Elements using carbon solutions. We are targeting growth from the acquisition of mineral and carbon rights worldwide.

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

- Use cash flow from the sales of products to further develop the company's own mining projects; and,

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

Results of Operations

Revenues

We have generated $5792 from our operations during the three month period ended March 31, 2012 or during the period since January 17, 2007 (inception).

Expenses

We incurred general and administrative expenses of $199 and professional fees of $595 during the three months period ended March 31, 2012.

Liquidity and Capital Resources

As at March 31, 2012, we had no cash.

Cash Used in Operating Activities

Net cash provided by operating activities was $3,792 for the three month period ended March 31, 2012 compared to $3,358 used for the same period in 2011.

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

Going Concern

We are a development stage Company.  In a development stage Company, management devotes most of its activities to developing a market for its products and services.  Planned principal activities have begun, clients have entered into material consulting agreements based on contingency fees which we believe will be generated 2012 from our current contracts and have generated revenues to March 31, 2012. During the reporting period, the Company has made contacts with various clients for the purpose of generating carbon assets.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 22, 2012 the company issued 1,500,000 Rule 144 common shares to Mr John Wilkes in compensation for a past debt of $913 made on behalf of the company and in compensation for outstanding contract wages while acting as a CEO and director of the corporation from October 28, 2010 to January 25, 2011 for total consideration of $20,000.

None of these share issuances involved underwriters, and all were made in reliance on Rule 506 under the Securities Act of 1933, as amended.

Description of Registrant’s Securities to be Registered

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently issued and outstanding, and156,311,111shares of preferred stock, excluding the transactions listed under Item 2.

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

None

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

NSU Resources Inc.

By: /s/ Luc C. Duchesne
Luc C. Duchesne
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

May 29, 2012