Form 10-Q
period 2012-06-30
Bio-Carbon Solutions International Inc.
filed 2012-08-29
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.  See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☑
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 5, 2012, the issuer had 156,311,111 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2012 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED JUNE 31, 2012

PART I

FINANCIAL INFORMATION

Item 1: Financial Statements

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Balance Sheets	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Prepaid expenses	$17,000	$17,000
Other receivable	2,000	—
Total current assets	19,000	17,000
Intangible asset	8,000	10,000
Total assets	$27,000	$27,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$64,659	$67,409
Related party payables	12,174	12,424
Wages payable	—	18,981
Total current liabilities	76,833	98,814
Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 275,000,000 shares authorized; 156,311,111 and 154,811,111 issued and outstanding at June 30, 2012 and December 31, 2011	156,311	154,811
Additional paid in capital	2,228,990	2,210,490
Other comprehensive income	24	24
Deficit accumulated during the development stage	(2,435,158)	(2,437,139)
Total stockholders' deficit	(49,833)	(71,814)
Total liabilities and stockholders' deficit	$27,000	$27,000
See accompanying notes to financial statements.

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Statements of Operations (unaudited)
					For the period from January 17, 2007
	Three months ended June 30		Six months ended June 30		(inception) to
	2012	2011	2012	2011	June 30,
		(Restated)		(Restated)
Revenue	$—	$—	$5,792	$—	$5,792
Operating expenses
General and administrative	1,167	—	1,366	1,079	17,169
Officer compensation	—	51	—	5,503	159,006
Professional fees	1,850	3,905	2,445	36,487	119,782
Total operating expenses	3,017	3,956	3,811	43,069	295,957
Other income (expense)
Other income	—	—	—	—	41
Interest expense	—	(9)	—	(9)	(34)
Impairment loss	—	—	—	—	(2,100,000)
Total other income (expense)	—	(9)	—	(9)	(2,099,993)
Net income (loss) applicable to common shareholders	$(3,017)	$(3,965)	$1,981	$(43,078)	$(2,390,158)
Other comprehensive loss
Foreign currency translation adjustment	—	138	—	(338)	24
Total comprehensive income (loss)	$(3,017)	$(3,827)	$1,981	$(43,416)	$(2,390,134)
Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)
Weighted average shares outstanding	156,311,111	31,811,111	155,921,608	31,308,349
See accompanying notes to financial statements.

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)			For the period ,
Statements of Cash Flows (unaudited)			from January 17
	Six months ended June 30,		2007 (inception) to
	2012	2011	June 30, 2012
		(Restated)
Cash flows from operating activities
Net income (loss)	$1,981	$(43,078)	$(2,390,158)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Impairment loss	—	—	2,100,000
Common stock issued for services	18,981	158,981
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(2,750)	33,917	64,659
Wages payable	(18,981)	5,503	—
Net cash provided by (used in) operating activities	(769)	(3,658)	(66,518)
Net cash used in investing activities	—	—	—
Cash flows from financing activities
Proceeds from related party loans	6,561	3,658	25,976
Repayments of related party loans	(5,792)	(5,792)
Contributed capital	—	—	10,010
Proceeds from sale of stock	—	—	36,500
Payment on cancelled shares	—	—	(200)
Net cash provided by financing activities	769	3,658	66,494
Effect of exchange rate on cash	—	—	24
(Decrease) increase in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—
Non-Cash Investing Activities
Common stock issued for settlement of related party loan and wages payable	$20,000	$72,247	$166,991
Common stock issued for prepaid expense	$—	$15,000	$17,000
Common stock issued for purchase of intangible asset	$—	$—	$2,100,000
Common stock issued for asset acquisition	$—	$—	$10,000
Sale of asset for receivable	$—	$—	$—
See accompanying notes to financial statements.

NSU RESOURCES INC

(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)

Notes to Financial Statements

June 30, 2012 and 2011

1.       Basis of Presentation

The accompanying unaudited interim financial statements of NSU Resources Inc f/k/a/ Bio-Carbon Solutions International Inc, (collectively referred to herein as “NSU Resources Inc” “NSU”, or the “Company”),  have has been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended December 31, 2011 and notes thereto contained in the Company’s Form 10-K filed with the SEC on April 16, 2012.   In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the form 10-K have been omitted.

2.       Going Concern

Although planned principal activities have begun, NSU Resources has generated minimal revenues of $5,792 to June 30, 2012. The Company had an accumulated deficit of $2,435,158. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of NSU Resource’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter including  raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During the reporting period, the Company has made contacts with various clients for the purpose of generating carbon assets.  Also the company has been servicing its current engagement contracts with Sierra Gold Corporation and with companies in Ontario.  As financial rewards from these contracts are based on success fees, no receivable has been generated from the execution of these contracts.   Management has engaged in discussed for private placements and loans to support the operations of the company.  The global recession and uncertainty on the stock markets has hampered the development of carbon projects forcing the company to seek the co-development of carbon opportunities with other activities that may generate revenues.  Emphasis has been toward marrying carbon and mining, construction and energy efficient housing development opportunities.

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

June 30, 2012 and 2011

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

At June 30, 2012, there were no uncertain tax positions that require accrual.

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issued, as of June 30, 2012 and 2011, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

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

4.     Related Party Transactions

No salaries were paid to directors or executives during the six months ended June 30, 2012.

From inception to June 30 2012, the Company received loans from a related party totaling $25,976 to fund operations. These loans are non-interest bearing, due on demand and as such is included in current liabilities. Imputed interest as been considered but was determined to be immaterial to the financial statements as a whole.

In January 2012 the Company has generated a receivable of $5,792 from one of its clients.  This receivable has been assigned to GSN Dreamworks, a company owed by the CEO of the Company to cover past expenses made on behalf of the company.

On April 20, 2012 NSU Resources Inc (the “Company”) entered into a sales agreement with Great Rock Development Corporation for the sale of Gold mineral rights of the Shatter Lake and Byers Brook claims of the Cobequid County of Nova Scotia, Canada in exchange for 75,000,000 common shares of Great Rock Development Corporation of which Luc C Duchesne is a member of the Board of Directors. Great Rock Development Corporation has yet to issue the 75,000,000 common shares and the value thereof is carried as a receivable on the balance sheet as a result.

There were no other related party transactions in the quarter.

5.       Stockholders’ Equity: Common and Preferred Stock

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently 156,311,111 issued and outstanding, and 5,000,000 shares of preferred stock, par value $0.001 per share, of which 5,000,000 shares have been designated and issued as Class A Preferred Shares.

NSU RESOURCES INC

(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)

Notes to Financial Statements

June 30, 2012 and 2011

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

7.     Subsequent Events

On July 10, 2012, the company retained ProEdge Media Corp for 2 years for a commercial value of $30,000 in exchange for 225,000 common shares of NSU Resources together with 10,000 warrants exercisable at $0.25 and 10,000 warrants exercisable at $0.50 before July 10, 2014.

8.     Restatement

The Company has restated its statement of operations and statement of cash flows for the six months ended June 30, 2011 after reversing previously recorded compensation for our CEO. This had the following impact on the financial statements:

	Originally Reported	Restated	Change
Balance Sheet
Accounts payable	$106,153	$51,153	$(55,000)
Accumulated deficit	(2,468,259)	(2,413,259)	55,000
Statement of Operations
Professional fees	91,487	36,487	(55,000)
Net loss	(98,078)	(43,078)	55,000
Statement of Cash Flows
Cash used in operating activities	(3,658)	(3,658)	-
Cash provided by investing activities	-	-	-
Cash provided by financing activities	3,658	3,658	-

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

The company was initiated as a provider of carbon offset development solutions (accounting, measuring, reporting, verification and registration) to:

·	Companies with the need to model, monitor and report their carbon footprints;
·	Its own carbon offset development projects—the company targets developing 1,000,000 hectares from 2011-2016; As a part of this undertaking the company acquired the mineral rights to 4200 acres of forested lands in the Cobequid Highlands of Colchester County, Nova Scotia in which rare earth elements have been reported.
·	Companies that emit greenhouse gases and are seeking cost-effective carbon offsets—see below the extensive lists of potential greenhouse gases emitters that are subjected to reporting and cap-and-trade regulations; and,
·	Landowners in search of expertise to develop the carbon potential of their properties.

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

Results of Operations

Revenues

We have generated $5,792 from our operations during the six month period ended June 30, 2012 or during the period since January 17, 2007 (inception).

Expenses

We incurred general and administrative expenses of $1,366 and professional fees of $2,445 during the six months ended June 30, 2012.

Liquidity and Capital Resources

As at June 30, 2012, we had no cash.

Cash Used in Operating Activities

Net cash used in operating activities was $769 for the six months ended June 30, 2012 compared to $3,658 used for the same period in 2011.

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

Going Concern

We are a development stage Company.  In a development stage Company, management devotes most of its activities to developing a market for its products and services.  Planned principal activities have begun, clients have entered into material consulting agreements based on contingency fees which we believe will be generated 2012 from our current contracts and we have generated minimal revenue to June 30, 2012.  During the reporting period, the Company has made contacts with various clients for the purpose of generating carbon assets.

On June 10, 2012 the company selected GeoFind Inc as the contractor of choice for the management of the exploration work at NSU Resources Inc’s mineral claims at Shatter Lake and Byers Brook in the Cobequid Highlands of Colchester County, Nova Scotia.  No contract or monetary commitment has been signed or made yet as the company is waiting for funding to commissioned the contractors.

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

Changes in Internal Control Over Financial Reporting

During the period covered by this report control and management of the Company was transformed and the company began operating as an active business (rather than a shell company).  As such, there were significant changes in our internal controls during the period.  For example, for the time being and until the operations of the company make this impractical all financial transactions involving the Company, including all payments and all agreed upon incurrences of liabilities, require a signature from, or other approval from, the CEO or CFO of Bio-Carbon.  Notwithstanding these changes, as the company was previously a shell company owned and managed by one person, management has no reason to believe that the internal controls in place at that time were insufficient.  Furthermore, management believes that until the operations of the Company progress to the point where tight control impedes smooth operations, it will be appropriate and sufficient (from the perspective of internal controls over financial reporting) if approval of the CEO and CFO is required for transactions that are or are reasonably likely to require disclosure in the financial statements.

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

Description of Registrant’s Securities to be Registered

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently issued and outstanding, and 156,311,111 shares of preferred stock, excluding the transactions listed under Item 2.

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

August 29, 2012