Form 10-Q
period 2012-09-30
Bio-Carbon Solutions International Inc.
filed 2012-11-30
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

NSU RESOURCES INC

(Exact name of registrant as specified in its charter)

_________________

Nevada	333-148546	20-8248213
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

500 Gran Street, Sault Ste Marie, On P6A 5K9
(Address of Principal Executive Offices) (Zip Code)

(705) 253-6884 x 25
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

As of October 25, 2012, the issuer had 156,311,111 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2012 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

TABLE OF CONTENTS

 FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2012
PART I
FINANCIAL INFORMATION

Page
Item 1. Financial Statements (Unaudited)

Balance Sheets as of September 30, 2012 and December 31, 2011	1
Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and the period of January 17, 2007 (Inception) to September 30, 2012	2
Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and the period of January 17, 2007 (Inception) to September 30, 2012	3
Selected notes to financial statements	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3. Quantitative and Qualitative Disclosures About Market Risk	8

Item 4. Controls and Procedures	8

Exhibits	9
Signatures	10

Item 1. Financial Statements

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Prepaid expenses	$17,000	$17,000
Other receivable	2,000	—
Total current assets	19,000	17,000

Intangible asset	8,000	10,000

Total assets	$27,000	$27,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$65,532	$67,409
Related party payables	13,669	12,424
Wages payable	—	18,981
Total current liabilities	79,201	98,814

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 275,000,000 shares authorized; 156,311,111 and 154,811,111 issued and outstanding at June 30, 2012 and December 31, 2011	156,311	154,811
Additional paid in capital	2,228,990	2,210,490
Other comprehensive income	24	24
Deficit accumulated during the development stage	(2,437,526)	(2,437,139)
Total stockholders' deficit	(52,201)	(71,814)

Total liabilities and stockholders' deficit	$27,000	$27,000

See accompanying notes to financial statements.

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,		For the period from January 17, 2007 (inception) to September 30,
	2012	2011	2012	2011	2012
		(Restated)		(Restated)
Revenue	$-	$-	$5,792	$-	$5,792

Operating expenses
General and administrative	995	-	2,361	1,079	18,164
Officer compensation	-	-2	-	5,501	159,006
Professional fees	1,373	1,908	3,818	38,395	121,155
Total operating expenses	2,368	1,906	6,179	44,975	298,325

Other income (expense)
Other income	-	-	-	-	41
Interest expense	-	-12	-	-21	-34
Impairment loss	-	-	-	-	-2,100,000
Total other income (expense)	-	-12	-	-21	-2,099,993

Net loss applicable to common shareholders	$-2,368	$-1,918	$-387	$-44,996	$-2,392,526

Other comprehensive loss
Foreign currency traslation adjustment	-	4,075	-	3,737	24
Total comprehensive income (loss)	$-2,368	$2,157	$-387	$-41,259	$-2,392,502

Basic and diluted income (loss) per common share	$0	$0	$0	$0

Weighted average shares outstanding	156,311,111	33,898,068	156,052,869	32,181,074

See accompanying notes to financial statements.

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	Nine months ended September 30,		For the period from January 17, 2007 (inception) to
	2012	2011	September 30, 2012
		(Restated)
Cash flows from operating activities
Net income (loss)	$(387)	$(44,996)	$(2,392,526)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Impairment loss	-	-	2,100,000
Common stock issued for services	18,981		158,981
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(1,877)	32,237	65,532
Wages payable	(18,981)	5,501	-
Net cash provided by (used in) operating activities	(2,264)	(7,258)	(68,013)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	2,264	4,258	27,471
Repayments of related party loans	-		(5,792)
Contributed capital	-	-	10,010
Proceeds from sale of stock	-	-	36,500
Payment on cancelled shares	-	-	(200)
Net cash provided by financing activities	2,264	4,258	67,989

Effect of exchange rate on cash	-	3,000	24

(Decrease) increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Non-Cash Investing Activities
Common stock issued for settlement of related party loan and wages payable	$20,000	$146,991	$166,991
Common stock issued for prepaid expense	$-	$-	$17,000
Common stock issued for purchase of intangible asset	$-	$-	$2,100,000
Common stock issued for asset acquisition	$-	$-	$10,000
Sale of asset for receivable	$-	$-	$-

See accompanying notes to financial statements.

NSU RESOURCES INC

(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)

Notes to Financial Statements

September 30, 2012 and 2011

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

2. Going Concern

Although planned principal activities have begun, NSU Resources has generated minimal revenues of $5,792 to September 30, 2012. The Company had an accumulated deficit of $2,437,526. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of NSU Resource’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter including raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the reporting period, the Company has made contacts with various clients for the purpose of generating carbon assets. Also the company has been servicing its current engagement contracts with Sierra Gold Corporation and with companies in Ontario. As financial rewards from these contracts are based on success fees, no receivable has been generated from the execution of these contracts.  Management has engaged in discussed for private placements and loans to support the operations of the company. The global recession and uncertainty on the stock markets has hampered the development of carbon projects forcing the company to seek the co-development of carbon opportunities with other activities that may generate revenues. Emphasis has been toward marrying carbon and mining, construction and energy efficient housing development opportunities.

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

At September 30, 2012, there were no uncertain tax positions that require accrual.

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issued, as of September 30, 2012 and 2011, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

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

4. Related Party Transactions

No salaries were paid to directors or executives during the nine months ended September 30, 2012.

From inception to September 30 2012, the Company received loans from related parties totaling $27,471 to fund operations.These loans are non-interest bearing, due on demand and as such is included in current liabilities. Imputed interest as been considered but was determined to be immaterial to the financial statements as a whole.

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

7. Subsequent Events

We have evaluated subsequent events through the date of this filing and determined there are no additional events to disclose.

8. Restatement

The Company has restated its statement of operations and statement of cash flows for the nine months ended September 30, 2011 after reversing previously recorded compensation for our CEO. This had the following impact on the financial statements:

	Originally Reported	Restated	Change
Balance Sheet
Accounts payable	$134,473	$49,473	$(85,000)
Accumulated deficit	(2,500,177)	(2,415,177)	85,000
Statement of Operations
Professional fees	123,395	38,395	(85,000)
Net loss	(129,996)	(44,996)	85,000
Statement of Cash Flows
Cash used in operating activities	(7,258)	(7,258)	-
Cash provided by investing activities	-	-	-
Cash provided by financing activities	4,258	4,258	-

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

Results of Operations

Revenues

We have generated $5,792 from our operations during the nine month period ended September 30, 2012 or during the period since January 17, 2007 (inception).

Expenses

We incurred general and administrative expenses of $2,361 and professional fees of $3,818 during the nine months ended September 30, 2012.

Liquidity and Capital Resources

As at September 30, 2012, we had no cash.

Cash Used in Operating Activities

Net cash used in operating activities was $2,264 for the nine months ended September 30, 2012 compared to $7,258 used for the same period in 2011.

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

Going Concern

We are a development stage Company.  In a development stage Company, management devotes most of its activities to developing a market for its products and services.  Planned principal activities have begun, clients have entered into material consulting agreements based on contingency fees which we believe will be generated 2012 from our current contracts and we have generated minimal revenue to September 30, 2012. During the reporting period, the Company has made contacts with various clients for the purpose of generating carbon assets.

On September 10, 2012 the company selected GeoFind Inc as the contractor of choice for the management of the exploration work at NSU Resources Inc’s mineral claims at Shatter Lake and Byers Brook in the Cobequid Highlands of Colchester County, Nova Scotia. No contract or monetary commitment has been signed or made yet as the company is waiting for funding to commissioned the contractors.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4.  Controls and Procedures

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

Item 1.  Legal Proceedings

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July On July 10, 2012, the company retained ProEdge Media Corp for 2 years for a commercial value of $30,000 in exchange for 225,000 common shares of NSU Resources together with 10,000 warrants exercisable at $0.25 and 10,000 warrants exercisable at $0.50 before July 10, 2014. Said shares have yet to be issued as of the date of this filing.

None of these share issuances involved underwriters, and all were made in reliance on Rule 506 under the Securities Act of 1933, as amended. No commission was issued to anyone.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None.

Item 6.  Exhibits

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

Date: November 30, 2012	NSU Resources Inc.
By: /s/ Luc C. Duchesne
Luc C. Duchesne Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)