Form 10-Q
period 2013-03-31
NSU Resources Inc
filed 2014-05-12
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-148546

NSU RESOURCES INC. F/K/A BIO-CARBON SOLUTIONS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8248213
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

305 James Street, Ottawa, Ontario K1R 5M8
(Address of principal executive offices, including zip code.)

(613) 878-6552
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

As of April 30, 2014, the issuer had 156,311,111 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2013 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED MARCH 31, 2013

Item 1. Financial Statements

NSU RESOURCES INC.
(Formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$58,321	$57,795
Related party payables	15,884	15,884
Total current liabilities	74,205	73,679

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 275,000,000 shares authorized; 156,311,111 issued and outstanding at March 31, 2013 and December 31, 2012	156,311	156,311
Additional paid in capital	2,183,990	2,183,990
Other comprehensive income	24	24
Deficit accumulated during the development stage	(2,414,530)	(2,414,004)
Total stockholders' deficit	(74,205)	(73,679)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to unaudited financial statements.

NSU RESOURCES INC.
(Formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Statements of Operations (unaudited)

	Three months ended March 31,		For the period from January 17, 2007 (inception) to March 31,
	2013	2012	2013

Revenue	$-	$5,792	$5,792

Operating expenses
General and administrative	-	199	10,570
Officer compensation	-	-	159,006
Professional fees	526	595	123,747
Total operating expenses	526	794	293,323

Other income (expense)
Other income	-	-	41
Interest expense	-	-	(40)
Impairment loss	-	-	(2,127,000)
Total other income (expense)	-	-	(2,126,999)

Net income (loss) applicable to common shareholders	$(526)	$4,998	$(2,414,530)

Other comprehensive loss
Foreign currency translation adjustment	-	-	24
Total comprehensive income (loss)	$(526)	$4,998	$(2,414,506)

Basic and diluted income (loss) per common share	$(0.00)	$0.00

Weighted average shares outstanding	156,311,111	155,527,778

See accompanying notes to unaudited financial statements.

NSU RESOURCES INC.
(Formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	Three months ended March 31,		For the period from January 17, 2007 (inception) to March 31,
	2013	2012	2013
		(Restated)
Cash flows from operating activities
Net income (loss)	$(526)	$4,998	$(2,414,530)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Impairment loss	-	-	2,127,000
Common stock issued for services	-		140,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	526	(8,294)	83,302
Net cash provided by (used in) operating activities	-	(3,296)	(64,228)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	-	3,296	23,686
Repayments of related party loans	-		(5,792)
Contributed capital	-	-	10,010
Proceeds from sale of stock	-	-	36,500
Payment on cancelled shares	-	-	(200)
Net cash provided by financing activities	-	3,296	64,204
Effect of exchange rate on cash	-	-	24

(Decrease) increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Non-Cash Investing Activities
Common stock issued for settlement of related party loan and wages payable	$-	$20,000	$166,991
Common stock issued for prepaid expense	$-	$-	$17,000
Common stock issued for purchase of intangible asset	$-	$-	$2,100,000
Common stock issued for asset acquisition	$-	$-	$10,000

See accompanying notes to unaudited financial statements.

NSU RESOURCES INC.
(Formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2013 and 2012

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements of NSU Resources Inc f/k/a/ Bio-Carbon Solutions International Inc, (collectively referred to herein as “NSU Resources Inc” “NSU”, or the “Company”), have has been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended December 31, 2012 and notes thereto contained in the Company’s Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the form 10-K have been omitted.

Note 2 - Going Concern

Although planned principal activities have begun, NSU Resources has generated minimal revenues of $5,792 to March 31, 2013. The Company had an accumulated deficit of $2,414,530. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of NSU Resource’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter including raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the reporting period, the Company has made contacts with various clients for the purpose of generating carbon assets. Also the Company has been servicing its current engagement contracts with Sierra Gold Corporation and with companies in Ontario. As financial rewards from these contracts are based on success fees, no receivable has been generated from the execution of these contracts. Management has been engaged in discussions for private placements and loans to support the operations of the company. The global recession and uncertainty on the stock markets has hampered the development of carbon projects forcing the company to seek the co-development of carbon opportunities with other activities that may generate revenues. Emphasis has been toward synergizing carbon and mining, construction and energy efficient housing development opportunities.

Note 3 - Significant Accounting Policies

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

NSU RESOURCES INC.
(Formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2013 and 2012

Note 3 - Significant Accounting Policies (continued)

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

At March 31, 2013, there were no uncertain tax positions that require accrual.

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issuances, as of March 31, 2013 and 2012, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

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

NSU RESOURCES INC.
(Formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2013 and 2012

Note 4 - Related Party Transactions

No salaries were paid to directors or executives during the period ended March 31, 2013.

From inception to March 31, 2013, the Company received loans from related parties totaling $23,686 to fund operations. These loans are non-interest bearing, due on demand and as such is included in current liabilities. Imputed interest has been considered but was determined to be immaterial to the financial statements as a whole, and because such advances have been made in the ordinary course of business without anticipation of interest being paid or any other economic benefit to be received.

There were no other related party transactions in the quarter.

Note 5 - Stockholders’ Equity: Common and Preferred Stock

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently 156,311,111 issued and outstanding, and 5,000,000 shares of preferred stock, par value $0.001 per share, of which 5,000,000 shares have been designated and issued as Class A Preferred Shares. There were no preferred shares issued or outstanding as of March 31, 2013.

Note 6 - Subsequent Events

We have evaluated subsequent events through the date of this filing and determined there are no additional events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation. Shareholders’ Equity.

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

Through Q4-2013 NSU Resources, Inc will pursue expansion in the form of various acquisitions that are pertinent to its strategic vision for aggressive growth. Specific deliverables include and are not limited to:

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

3. The demonstration of carbon neutral approaches for the mining sector despite the current lackluster interest in carbon trading schemes. There is still regional interest in Cap and Trade, for example through the Western Climate Initiative. This will permit to augment the yield from Rare Earth Element extraction projects and other mining projects.

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

Results of Operations

Revenues

Revenues during the three months ended March 31, 2013 were $0 compared to $5,792 during the same period in 2012. The decrease in revenue in 2013 is attributable to a onetime event occurring in 2012 that did not occur in 2013.

Operating Expenses

Total operating expenses were $526 during the three months ended March 31, 2013 compared to $794 in the same period in 2012. Operating expenses were relatively flat with the comparable period due to the company remaining in a mostly dormant state.

Liquidity and Capital Resources

We had no cash or other assets at March 31, 2013 and current liabilities of $74,205 creating a negative working capital balance of $74,205.

Cash Used in Operating Activities

Net cash used in operating activities was $0 for the three months ended March 31, 2013 compared to $3,296 used for the same period in 2012. The improvement in net cash used in operating activities was the result of the company being mostly dormant in 2013.

Cash from Financing Activities

We have funded our business to date primarily from loans from directors or other related parties. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Going Concern

We are a development stage Company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun, clients have entered into material consulting agreements based on contingency fees for which no revenues were generated in 2012 from our current contracts and we have generated minimal revenue to March 31, 2013. During the reporting period, the Company has made contacts with various clients for the purpose of generating carbon assets.

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

Lawsuits

To management’s knowledge there is no pending, or threatened lawsuit against the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (as our chief executive officer and chief financial officer), to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of management, including our Chief Executive Officer, who is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, conducted an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer concluded that these controls are not effective considering the level and nature of the Company’s operations and the number and types of transactions concluded by the Company.

Changes in Internal Control Over Financial Reporting

During the period covered by this report management of the Company was expanded to include more than one individual. As such, there were significant changes in our internal controls during the period. For example, for the time being and until the operations of the company make this impractical all financial transactions involving the Company, including all payments and all agreed upon incurrences of liabilities, require a signature from, or other approval from, the CEO or CFO of NSU Resources. Notwithstanding these changes, as the company was previously a shell company owned and managed by one person, management has no reason to believe that the internal controls in place at that time were insufficient. Furthermore, management believes that until the operations of the Company progress to the point where tight control impedes smooth operations, it will be appropriate and sufficient (from the perspective of internal controls over financial reporting) if approval of the CEO and CFO is required for transactions that are or are reasonably likely to require disclosure in the financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Description of Registrant’s Securities to be Registered.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

15

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSU Resources Inc.

Date: May 12, 2014	By:	/s/ Luc C. Duchesne
Luc C. Duchesne
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)