Form 10-Q
period 2013-09-30
NSU Resources Inc
filed 2014-05-12
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2013 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements (Unaudited)	4

	Unaudited Balance Sheets as of September 30, 2013 and December 31, 2012	4

	Unaudited Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and the period of January 17, 2007 (Inception) to September 30, 2013	5

	Unaudited Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and the period of January 17, 2007 (Inception) to September 30, 2013	6

	Notes to unaudited financial statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Item 1. Financial Statements

NSU RESOURCES INC.
(Formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$60,133	$57,795
Related party payables	15,884	15,884
Total current liabilities	76,017	73,679

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 275,000,000 shares authorized; 156,311,111 issued and outstanding at September 30, 2013 and December 31, 2012	156,311	156,311
Additional paid in capital	2,183,990	2,183,990
Other comprehensive income	24	24
Deficit accumulated during the development stage	(2,416,342)	(2,414,004)
Total stockholders' deficit	(76,017)	(73,679)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to unaudited financial statements.

NSU RESOURCES INC.
(Formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,		For the period from January 17, 2007 (inception) to September 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$5,792	$5,792

Operating expenses
General and administrative	-	995	-	2,355	10,570
Officer compensation	-	-	-	-	159,006
Professional fees	544	1,373	2,338	3,818	125,559
Total operating expenses	544	2,368	2,338	6,173	295,135

Other income (expense)
Other income	-	-	-	-	41
Interest expense	-	-	-	(6)	(40)
Impairment loss	-	-	-	-	(2,127,000)
Total other income (expense)	-	-	-	(6)	(2,126,999)

Net income (loss) applicable to common shareholders	$(544)	$(2,368)	$(2,338)	$(387)	$(2,416,342)

Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	24
Total comprehensive income (loss)	$(544)	$(2,368)	$(2,338)	$(387)	$(2,416,318)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	156,311,111	156,311,111	156,311,111	156,052,869

See accompanying notes to unaudited financial statements.

NSU RESOURCES INC.
(Formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	Nine months ended September 30,		For the period from January 17, 2007 (inception) to September 30,
	2013	2012	2013
		(Restated)
Cash flows from operating activities
Net loss	$(2,338)	$(387)	$(2,416,342)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss	-	-	2,127,000
Common stock issued for services	-		140,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	2,338	(8,965)	85,114
Net cash provided by (used in) operating activities	-	(9,352)	(64,228)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	-	9,352	23,686
Repayments of related party loans	-		(5,792)
Contributed capital	-	-	10,010
Proceeds from sale of stock	-	-	36,500
Payment on cancelled shares	-	-	(200)
Net cash provided by financing activities	-	9,352	64,204
Effect of exchange rate on cash	-	-	24

(Decrease) increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Non-Cash Investing Activities
Common stock issued for settlement of related party loan and wages payable	$-	$20,000	$166,991
Common stock issued for prepaid expense	$-	$-	$17,000
Common stock issued for purchase of intangible asset	$-	$-	$2,100,000
Common stock issued for asset acquisition	$-	$-	$10,000

See accompanying notes to unaudited financial statements.

NSU RESOURCES INC.
(Formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2013 and 2012

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

Note 2 - Going Concern

Although planned principal activities have begun, NSU Resources has generated minimal revenues of $5,792 to September 30, 2013. The Company had an accumulated deficit of $2,416,342. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of NSU Resource’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter including raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the reporting period, the Company has made contacts with various clients for the purpose of generating carbon assets. Also the company has been servicing its current engagement contracts with Sierra Gold Corporation and with companies in Ontario. As financial rewards from these contracts are based on success fees, no receivable has been generated from the execution of these contracts. Management has been engaged in discussions for private placements and loans to support the operations of the Company. The global recession and uncertainty on the stock markets has hampered the development of carbon projects forcing the Company to seek the co-development of carbon opportunities with other activities that may generate revenues. Emphasis has been toward synergizing carbon and mining, construction and energy efficient housing development opportunities.

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
September 30, 2013 and 2012

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

At September 30, 2013, there were no uncertain tax positions that require accrual.

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issuances, as of September 30, 2013 and 2012, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

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

NSU RESOURCES INC.
(Formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2013 and 2012

Note 4 - Related Party Transactions

No salaries were paid to directors or executives during the period ended September 30, 2013.

From inception to September 30, 2013, the Company received loans from related parties totaling $23,686 to fund operations. These loans are non-interest bearing, due on demand and as such is included in current liabilities. Imputed interest has been considered but was determined to be immaterial to the financial statements as a whole, and because such advances have been made in the ordinary course of business without anticipation of interest being paid or any other economic benefit to be received.

There were no other related party transactions in the quarter.

Note 5 - Stockholders’ Equity: Common and Preferred Stock

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently 156,311,111 issued and outstanding, and 5,000,000 shares of preferred stock, par value $0.001 per share, of which 5,000,000 shares have been designated and issued as Class A Preferred Shares. There were no preferred shares issued or outstanding as of September 30, 2013.

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

Results of Operations

Revenues

Revenues during the nine months ended September 30, 2013 were $0 compared to $5,792 during the same period in 2012. The decrease in revenue in 2013 is attributable to a onetime event occurring in 2012 that did not occur in 2013.

Operating Expenses

Total operating expenses were $2,338 during the nine months ended September 30, 2013 compared to $6,173 the same period in 2012. Operating expenses decreased when compared to the same period in 2012 due to the Company remaining in a mostly dormant state.

Liquidity and Capital Resources

We had no cash or other assets at September 30, 2013 and current liabilities of $76,017 creating a negative working capital balance of $76,017.

Cash Used in Operating Activities

Net cash used in operating activities was $0 for the nine month ended September 30, 2013 compared to $9,352 used for the same period in 2012. The improvement in net cash used in operating activities was the result of the company being mostly dormant in 2013.

Cash from Financing Activities

We have funded our business to date primarily from loans from directors and other related parties. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Going Concern

We are a development stage Company. In a development stage Company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun, clients have entered into material consulting agreements based on contingency fees for which no revenues were generated in 2012 from our current contracts and we have generated minimal revenue to September 30, 2013. During the reporting period, the Company has made contacts with various clients for the purpose of generating carbon assets.

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
_____________
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