Form 10-K
period 2013-12-31
NSU Resources Inc
filed 2014-05-12
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Commission File Number: 333-148546

NSU RESOURCES INC F/K/A BIO-CARBON SOLUTIONS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-8248213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 James Street
Ottawa, Ontario, Canada K1R 5M8
(Address of principal executive offices, including zip code)

(613) 878 6552
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 30, 2014 the Registrant had 156,311,131 outstanding shares of Common Stock with a par value of $0.001 per share.

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

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "NSU Resources” "we," "our," “NOST,” and "us" refer to NSU Resources Inc.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by NSU Resources Inc. with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by NSU Resources, Inc. with the SEC may also be obtained from NSU Resources, Inc. by directing a request to NSU Resources, Inc., Attention: Dr. Luc C. Duchesne-103 Metig Street, Sault Ste Marie, Ontario, Canada P6A 2Z5.

ITEM 1	BUSINESS.

General

NSU Resources Inc. (“The Company”) is a development stage company incorporated on January 17, 2007, under the laws of the State of Nevada. The principal offices are located at 305 James Street, Ontario, Canada K1R 5M8. The telephone number is (705) 253-0339. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Our fiscal year end is December 31.

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

From Q1-2012 to Q4-2013 NSU Resources, Inc will pursue expansion in the form of various acquisitions that are pertinent to its strategic vision for aggressive growth. Specific deliverables include and are not limited to:

1. The creation of a business plan for the exploitation of Rare Earth Elements from its 4,200 acres of rare earth claims in the Cobequid Fault Area of Nova Scotia, Canada. Said claims are adjacent to or in the vicinity of claims or exploration projects by other mineral exploration companies in the Cobequid Highlands. Reports of the occurrence of Rare Earth Elements have been made with the Nova Scotia Ministry of Natural Resources by exploration companies in the vicinity. Rare Earth Elements are experiencing rapidly increasing demand for use in green technologies from consumer electronics, electric and hybrid vehicles and power storage for alternative energy sources such as wind and solar. For example, the emergence of third generation solar cells with multispectral capabilities and with >40% efficiencies will create significant growth possibilities for the industry. Companies with Rare Earth Elements are re-emerging as a strategic investment opportunity. The first wave started in early 2010 when China began rationing its export of Rare Earth Elements, which led to the emergence of junior miners in the Rare Earths Elements industry.

2. The completion and proving of its technology for the extraction of rare earth minerals using a combination of methodologies that were first developed for the purification of rare chemicals from living tissues. The most exciting aspect on the discovery of Rare Earth Ore minerals in the Cobiquid fault area is the ratio between Heavy Rare Earth Ores (HREO) to the Light Rare Earth Ores (LREO). This is especially significant considering the much greater market value of HREO as compared to LREO. In almost all analyses of the closely related site of Debert Lake the ratio was near or greater than 50% (From Sears 2011). The high levels of HREO over LREO suggests that a mining venture might be economically feasible, provided the costs of ore extraction are in line with the costs of competing mines. The company plans to adapt, prove and patent its unique rare earth extraction process for the ores specifically found in the Cobequid Highlands of Nova Scotia.

3. The demonstration of carbon neutral approaches for the mining sector despite the current lackluster interest in carbon trading schemes, indicates there is still regional interest in Cap and Trade, for example through the Western Climate Initiative. This will permit the Company to augment the yield from Rare Earth Element extraction projects and other mining projects.

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

In November 2010, management of the Company identified the need to pursue carbon opportunities because of international and North American markets in the carbon economy. Namely, carbon offsets are identified registered and/or traded through a number of methodologies/venues (see below) and can be either voluntary or mandated. For example, in Europe, large emitters are subjected to the European Emissions Trading System which is a result of the EU entering into the Kyoto Protocol. In North America, 7 states of the USA and 4 Canadian provinces are members of the Western Climate Initiative. Of these, regulated cap and trade systems are taking place in California and British Columbia. The Company plans to generate revenues from the exploitation of its two licenses: the Lacey Holdings which it entered into on November 4, 2010 and the 1776739 License which it entered into on January 14, 2011.

1.
The Company’s Lacey Holdings license permits us to calculate carbon offsets from the business activities of emitters, which we see as a significant consulting activity. For example, under the Western Climate Initiative (WCI), California’s large industrial entities, including refineries, cement plants, and chemical plants, must report on their emissions starting in 2012 if they emit more than 25,000 MT CO2e per year. Likewise CO2 suppliers are covered entities to the extent that they supply more than 25,000 tons of CO2 per year. Electricity suppliers and generators are also covered entities during the initial phase of the Program. All importers of electricity. Importers of electricity include both retail providers and marketers that import electricity into the WCI region.

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

The technology acquired from Lacey Holdings can be offered to various consulting clients, for example, in assessing the life cycle analysis of different biomass options for the displacement of coal: assessing the carbon footprint of wood biomass, emissions from the combustions municipal solid refuse, emissions from forested, aquatic or agricultural ecosystems or methane emission from coal beds. This technology is derived from a number of scholarly papers that have been authored or co-authored by Dr Luc C Duchesne who is a director of the Company and Director of Ontario 1776729 which is referenced in this section under a separate license agreement. The following is a selected list of scholarly papers which served in the construction of the intellectual property underlying the Lacey Holdings License: 1. WETZEL, S., L. C. DUCHESNE and M. LAPORTE. 2007. Bioproducts from Canada’s forests: new partnerships in the bioeconomy. Springer. 2. ZASADA, J.C., C.W. SLAUGHTER, L.C. DUCHESNE and A.G. GORDON. 1997. Ecological considerations for the North American Boreal forest. International Institute for Applied Systems Analysis, Laxenburg Austria. Pub. No. IR-97-024. 3. LAPORTE, M.F., L. C. DUCHESNE and S. WETZEL. 2003. Effect of rainfall patterns on soil surface CO2 efflux, soil moisture, soil temperature and plant growth in a grassland ecosystem of northern Ontario, Canada: implications for climate change. Biomed Central Ecology, 2: 10-16. 4. TROFYMOW, J.A., T.R. MOORE, B. TITUS, C. PRESCOTT, I. MORRISON, M. SILTANEN, S. SMITH, J. FYLES, R. WEIN, C. CAMIRE. L.C. DUCHESNE, L. KOZAK, M. KRANANBETTER and S. VISSER. 2002. Rates of litter decomposition over six years in Canadian forests: Influence of litter quality and climate. Canadian Journal of Forest Research, 32: 789-804. 5. LAPORTE, M., L.C. DUCHESNE and I. K. MORRISON. 2002. Effect of clearcutting, selection cutting, shelterwood cutting and micro-sites on soil respiration in a tolerant hardwood ecosystem of northern Ontario. Forest Ecology and Management, 174: 565-575. 6. DUCHESNE, L.C. and D.W. LARSON. 1989. Cellulose and the evolution of plant life. Bioscience, 39: 238-241. 7. PRESTON, C.M., J.A. TROFYMOW and L.C. DUCHESNE. 2000. Variability in litter quality and its relationship to litter decay in Canadian forests. Canadian Journal of Botany, 78: 1269-1287. 8. DUCHESNE, L.C. and S. WETZEL. 2000. Effect of clear-cutting, prescribed burning and scarification on litter decomposition in an Eastern Ontario jack pine (Pinus banksiana) ecosystem. International Journal of Wildland Fire, 9:195-201. 9. MOORE, T.J., J. A. TROFYMOW, B. TAYLOR, C. PRESCOTT, C. CAMIRE, L.C. DUCHESNE, J. FYLES, L. KOZAK, M. KRANABETTER, I. MORRISON, M. SILTANEN, S. SMITH, B. TITUS, S. VISSER, R. WEIN and S. ZOLTAI. 1999. Litter decomposition rates in Canadian forests. Global Change Biology, 5: 75-82.

The Lacey Holdings Licence was originally purchased from Dr. Duchesne by Lacey Holdings Inc. which is a private company owned exclusively by Mr Christopher Skinner. Mr. Wilkes, as CEO of Elemental Protective Coatings, while scoping business potential for the Company, identified the Lacey Holdings license as a business opportunity. Furthermore, as management delved into the carbon market and with the emergence of supporting cap-and-trade legislation in California, it became evident that engaging in carbon development projects also offered new business opportunities. Consequently, the Company improved its business plan and made the acquisition of the 1776729 License which permits a greater offering of services than the Lacey Holdings Inc. license. Mr. Duchesne is not a shareholder or a director of Lacey Holdings or related to the only shareholder, officer or director of Lacey Holdings Inc. There is no relationship between Lacey Holdings, the directors of the Company or its management.

Whereas the Lacey Holdings License permits to measure carbon emissions, the 1776729 License agreement permits to develop carbon offset credits for the purpose of taking advantage of recent developments showing that the regulated carbon market is emerging in North America despite the lack of support by the United States Government and the Canadian Government who refuse to ratify the Kyoto Protocol, states and provincial jurisdictions are actively engaged in Cap-and-Trade efforts through the Western Climate Initiative (WCI).

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

In Canada, British Columbia spearheads Cap-and-Trade efforts. In November 2010, British Columbia posted its Draft Protocol for Forest Carbon Sequestration from Forests making it the most advanced jurisdiction member of the WCI in Canada. British Columbia is the first Canadian province with a Cap-and-Trade legislation. In the USA, California spearheads the efforts of Cap-and-Trade under the Western Climate Initiative with numerous protocols and methodologies published under The Climate Action Reserve registry. In December 2010, California, a member of the Western Climate Initiative, legislated that carbon offsets from forests are a part of its Cap-and-Trade system. California produces roughly 1.4 percent of the worlds, and 6.2 percent of the total U.S. greenhouse gases. This has two significant consequences that create a business case for the development of carbon credits from Canadian forests:

1. Under the Western Climate Initiative, credits can be traded between province and member state –see insert from  www.westernclimateinitiative.org/component/remository/general/program-design/Design-Summary/ page 6:

1. The WCI Cap-and-Trade Program will be composed of the individual jurisdictions’ cap-and-trade programs implemented through state and provincial regulations. Each WCI Partner jurisdiction implementing the cap-and-trade program design will issue “emission allowances” to meet its jurisdiction-specific emissions goal. The total number of available allowances serves as the “cap” on emissions. The allowances can be bought and sold (“traded”). A regional allowance market is created by the Partner jurisdictions recognizing one another’s allowances for compliance. Through this recognition, the emissions allowances issued by each jurisdiction will be usable throughout the jurisdictions for compliance purposes. We note that carbon offset vary in quality as reviewed in “FOREST CARBON OFFSETS: A Scorecard for Evaluating Project Quality” by Julie L. Beane, John M. Hagan, Andrew A. Whitman, John S. Gunn, 2008; and Manomet Center for Conservation Sciences, #MCCS NCI 2008, which heightens the needs for a rigorous approach to the development of carbon offsets from forests.

Management feels that it might be difficult for California emitters to meet their regulated carbon requirements without having to purchase carbon offsets from Canada. According to the Climate Action Reserve’s projections, the projects currently under approval have just under 30 million tons of credits in the pipeline through 2014 that could be used in the California program. Yet the demand for total reduction requirements is projected to exceed 230 million tons between 2012 through 2020 in California alone. Of these, 8% are allowable from forests. The Company believes that emitters will attempt to fill the offset supply gap which will create greater demand pressure on the price point of carbon and also stimulate carbon forest sequestration projects from other jurisdictions of the WCI.

More precisely the 1776729 License provides the Company with the means to engage in carbon development as the license is based on: (1) Knowledge of and/or relationships with technology providers in various manufacturing sectors who own technologies that can be used by carbon emitters to meet emission reduction requirements; (2) Knowledge of and/or relationships with land owners in various countries with interests in providing land bases for the development of biological sequestration offset credits to meet emission reduction requirements; (3) Knowledge of and/or relationships with financial institutions with interest in providing capital for the development of carbon sequestration tools or implementation of novel technologies to meet emissions reduction requirements; and, (4) Knowledge of and/or relationships with purchasers of carbon offsets. 1776729 is a holding company which owns licensed intellectual property from GSN Dreamworks Inc., which is solely owned by our President and CEO Luc Duchesne.

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

We do not anticipate that we will be able to meet these costs without securing additional cash to be loaned by, or invested in us by our stockholders, management or other investors. Management has funded operations thus far but there is no guaranty that management will be able support operations definitely.

1. The creation of a business plan from the exploitation of rare earth minerals from its 4,200 acres of rare earth claims in the Cobequid Fault Area of Nova Scotia, Canada. Said claims are adjacent and in the vicinity of claims by other mineral exploration companies in the Cobequid Highlands and reports of rare earths have been made with Nova Scotia Ministry of Natural Resources by exploration companies in the vicinity. Rare Earth Metals are experiencing rapidly increasing demand for use in green technologies from consumer electronics to electric and hybrid vehicles to power storage for alternative energy sources such as wind and solar. For example the emergence of third generation solar cells with multispectral capabilities and with 40% efficiencies will create significant growth possibilities for the industry. Companies with Rare Earth Elements (REE) are re-emerging as a strategic investment opportunity. The first wave started in early 2010 when China began rationing its export of REE, which led to the emergence of junior miners in the REE industry. The next wave of opportunity in the REE industry is predicated on companies being able to process and purify mineral deposits through the development of leading-edge extraction technologies. As such, REE companies now have to straddle mineral exploitation and R & D. With the strong and proven expertise of our management team we have positioned the company to meet this unique challenge.

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

3. The demonstration of carbon neutral approaches for the mining sector. Despite the current lack of global interest in carbon trading schemes, there exist regional interest in Cap and Trade, for example through the Western Climate Initiative. This will permit to augment the yield from rare earth extraction projects and other mining projects. We intend to create strategic alliances with technology providers for adapting various energy saving or carbon sequestration technologies to permit greater economic yields for the mining sector. When licensed such technologies and approaches will be applicable to the mining industry in general.

Investors must be aware that we have not begun significant operations and we have not generated any revenue. We currently have minimal funds available and in order to continue our business plan we must raise additional proceeds. We will likely be required to borrow proceeds from a shareholder in order to pay expenses associated with filing this report. We cannot provide any guarantee that we will be successful in securing adequate proceeds in the future and failure to do so would result in a complete loss of any investment made into the Company.

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

The Company currently has no cash available. This amount will not be enough to pay the legal, accounting, and filing fees that is required to maintain our status as a reporting company, which is currently estimated at $20,000 for fiscal year 2014. If we can no longer be a reporting company our common stock would no longer be eligible for quotation on the Over-the-Counter Bulletin Board. This would result in there being no public market for an investor to trade our common stock and any investment made would be lost in its entirety.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on January 17, 2007 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2013 our net loss since inception is $2,418,899. Based upon current plans, we expect to incur operating losses in future periods. Failure to generate revenues will cause us to suspend or cease activities.

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

Our shares are penny stocks are covered by, and subject to, section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

We are subject to the requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2013

We evaluated our existing controls for the year ended December 31, 2013. Our Chief Executive Officer identified material weaknesses, specifically a poor segregation of duties, in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2013. The identified material weaknesses did not result in material audit adjustments to our 2013 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

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

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal financial interests and the fiduciary duty to our stockholders. Further, our management's own financial interests may at some point compromise their fiduciary duty to our stockholders. Luc Duchesne and Robert Williams, who are the Company’s sole officers and a majority of its directors, continue to be involved in businesses that operate and commercialize technologies that are similar or related to the Company’s, although those businesses exploit and seek to exploit different applications and opportunities. In addition, although it is anticipated that these individuals will spend significant time and effort developing our business, it is possible that they will be exposed to business or employment opportunities that would conflict with the interests of the Company, or cause them to reduce their efforts on the Company’s behalf or to entirely cease working with the Company. If we and any other businesses with which our officers are involved wish to take advantage of the same opportunity, then the officer and director that is affiliated with both companies would abstain from voting upon the opportunity.

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

We are a development stage company and have had no revenues from operations. Although the technologies offer potential, we may not realize any revenues unless and until we successfully develop a revenue stream from the use of existing licenses.

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

There is limited public trading market for our common stock which is listed on OTCQB: NOST and none is expected to develop until our business develops further. Additionally, we have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy. Moreover, a significant number of unregistered securities may not become traded. Pursuant to the Securities Act of 1933, as amended (the “Securities Act”) and any other applicable securities laws or regulations these restrictions will limit the ability of our stockholders to liquidate their investment.

Carbon trading may become obsolete.

Carbon trading is a commercial activity that is either regulated by specific jurisdictions pursuant to regional legislation, or can be voluntary. When regulated (Eg. Europe and Western Climate Initiative), governments compel polluters to reduce their greenhouse gas emissions through technological improvements or through the purchase of carbon offsets (carbon credits). It is an identified risk factor that new legislation may arise in certain jurisdictions that may render the Company’s business plan and knowledge obsolete with respect to carbon credits. With respect to the voluntary trade of carbon credits, there is a significant risk that certain voluntary purchasers of carbon credits may elect to cease the purchase of carbon credits for various reasons that are inherent to their business plans, or because of changing economic, political contexts or other conditions that cannot be controlled by the management of the Company.

Mineral claims may prove non commercial

Although we have acquired options to mineral rights for properties in Nova Scotia, there is a possibility that the claims do not contain ores of commercial values either because of non-economical mineral content, inability to secure financing, inability to secure permitting, inability to extract the minerals economically or any combination of these factors acting in concert.

Limited Operating History; Need for Additional Capital.

Although the Company draws on the expertise on the principals who have been operating private businesses in the renewable energy and forestry sectors, there is no pertinent historical financial information for the Company upon which to base an evaluation of our performance. Our assets and business have not yet generated substantial or recurring revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services. We will require additional financing to cover costs that we expect to incur over the next twelve months. We believe that debt financing will not be an alternative for funding our operations as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or other securities. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we will not be able to continue and our business plan will fail.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted certain rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are applicable to "penny stocks". For the purposes relevant to us, a “penny stock” is any equity security that has a market price of less than $5.00 per share or has an exercise or conversion price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

In order to approve a person's account for transactions involving penny stocks, the broker or dealer must:

(1) obtain financial information, investment experience and investment objectives of the person; and

(2) make a reasonable determination that the proposed transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

We do not own any property; the principal offices are located at 305 James Street, Ottawa, Ontario K1R 5M8. The telephone number is (705) 253-0039. The website is www.nsuresources.com.

ITEM 3	LEGAL PROCEEDINGS.

NSU Resources Inc. is not currently a party to any legal proceedings.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol NOST. The stock trades are limited and sporadic; there is no established public trading market for our common stock.

Dividends

We did not declare or pay dividends during the Fiscal Year 2013 and do not anticipate declaring or paying dividends in fiscal year 2014.

Securities Authorized for Issuance under Equity Compensation Plans

There is no stock option on place for the company.

Recent Sales of Unregistered Securities

There was no sale of unregistered securities in 2013.

Securities issued in 2013

None.

ITEM 6	SELECTED FINANCIAL DATA.

Summary of Financial Data

	December 31, 2013	December 31, 2012
Revenues	$-	$5,792

Operating Expenses	$4,895	$10,455

Earnings (Loss)	$(4,895)	$(4,669)

Total Assets	$800	$-

Liabilities	$79,374	$73,679

Stockholders’ Deficit	$(78,574)	$(73,679)

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of NSU Resources Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2013.

Plan of Operations

Liquidity and Capital Resources. At the end of fiscal year 2013 we had no cash on hand and we had liabilities of $79,374. We must secure additional funds in order to continue our business. We were required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees and may be required to secure additional financing to fund future filings. We believe that we will be able to obtain this loan from a current shareholder of the Company; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $20,000 for fiscal year 2014). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. We have generated minimal revenues since inception, including $0 and $5,792 during the years ended December 31, 2013 and 2012. Additionally, we continue to incur administrative costs related to becoming compliant with filing requirements as a public issuer. Such administrative costs totaled $4,895 and $10,455 during the years ended December 31, 2013 and 2012. Since inception we have incurred a loss of $2,418,999 of which $2,127,000 is attributable to impairment losses on assets acquired for common stock.

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

Disclosure Controls and Procedures

Management of NSU Resources Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, the Company will enhance and test our year-end financial close process. Additionally, the Company’s management will increase its review of our disclosure controls and procedures. Finally, we plan to designate individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2013 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2013 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

• Representative with Financial Expertise — For the year ending December 31, 2013, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• NSU Resources Inc. will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

NSU Resources Inc.’s executive officers and directors and their respective age as of December 31, 2013 are as follows:

Directors:

Name of Director	Age

Luc C. Duchesne	52

Robert Williams	50

Executive Officer:

Name of Officer	Age	Office

Luc C. Duchesne	52	President, CFO, CEO

Robert Williams	50	Chief Technology Officer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

Luc Duchesne (52), for the past five years, has been President and CEO of Forest BioProducts Inc, a consulting firm in forestry dealing with resource development. Forest BioProducts is owned in majority by Grid Cloud Solutions, Inc. (OTC Pinksheets: GRDC) a publicly trading technology and consulting company in the renewable energy sector, where Mr. Duchesne holds the positions of Director and Chief Technology Officer. He has also been president and CEO of SITTM Technologies Inc, a private biodiesel technology and brokerage firm until February 17, 2011 when it was acquired by MSE Envirotech Corp (OTC Pinksheets: MEVT); and of GSN Dreamworks Inc. (a related party), a private research and development firm involved in opportunities relating to carbon stocks and natural resources.

From 2004 to 2006 Mr. Duchesne was fully engaged in forestry consulting, acting as CEO of Forest BioProducts, providing various services to clients seeking economic opportunities from the exploitation of non-timber values from forest ecosystems such as bioenergy, biomass, pharmaceuticals and nutraceuticals. These activities were reduced to 20% of his time when he took the position of CEO of SITTM Technologies Inc, in 2006. SITTM Technologies Inc. is a privately owned corporation involved in the manufacturing and sales of biodiesel and value added products from fatty acid methyl esters. This took up 60% of his time. He was president of GSN Dreamworks from 2006 continuing until June 2010 when he became CEO of BioCarbon Systems International. From June 2010 to December 2010 he was CEO and director of Bio-Carbon Systems International Inc. He is currently engaged in the full time management of the Company with an effort of at least 40 hours per week.

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

Robert Williams (50) received his degree in Chemistry from Acadia University in Nova Scotia (1984) and his Ph.D. from the University of Guelph (1989). Throughout his career he has been involved in the development of projects involving multidisciplinary groups in the research and isolation of materials. Dr. Williams is an expert in research and development and has extensive contacts throughout a variety of industries and brings his unbridled optimism to this project.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to its business.

Corporate Governance

Nominating Committee. We have not established a Nominating Committee because of our limited operations; and because we have only two directors and one officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee. We have has not established an Audit Committee because of our limited operations; and because we have only two directors and one officer, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.

Code of Ethics. We have not adopted a Code of Ethics for our principal executive and financial officers.

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award (s)	Securities underlying options/ SARs	LTIP payouts	All other compensation

Luc C. Duchesne Director, President	2013	0	0	0	0	0	0	0

There has been no cash payment paid to the individuals above for services rendered in all capacities to us for the period ended December 31, 2013. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2013. No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2013.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to NSU Resources Inc. to own more than 5% of the outstanding common stock as of December 31, 2013 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2013, the number of shares of Common Stock beneficially owned of record by executive officers, directors and persons who hold 5% or more of the outstanding common stock of the Company.

Beneficial Owner	Amount of Stock Owned		% Ownership

Matthew Sacco 2173 Rochester Circle Oakville, Ontario L6M 5E3 Canada	83,300,000		53.3%

Luc C Duchesne 132 Leo Avenue Sault Ste Marie, Ontario P6A 3V7 Canada	24,000,000	(1)	15.0%

Others	49,011,131		31.7%

Total issued	156,311,131		100%
____________
(1) Shares registered to 1776729 Ontario Corporation a company controlled by Dr. Duchesne, his wife and his son.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On April 19, 2012, the Company sold its gold rights from the Byers Brook and Shatter Lake claims of Nova Scotia for 75,000,000 restricted shares of Great Rock Development Corporation, a corporation where Dr. Luc Duchesne also acts as director. The shares of Great Rock Development Corporation were not received and the asset written down to zero as a result. Additionally, the Company entered into an agreement on April 22, 2013 to sell certain mineral rights to Great Rock Development Corporation in exchange for 2,000,000 restricted common shares. Great Rock Development Corporation is a publicly traded corporation with an address at 500 Gran Street, Sault Ste Marie, ON. Dr. Duchesne abstained to vote as director of both corporations. Dr. Duchesne’s interest in Great Rock Development Corporation is less than 1% of all outstanding shares of Great Rock Development Corporation.

During Fiscal Years 2013 and 2012, there were no other material transactions between the Company and any Officer, Director or related party that has not been disclosed in footnote 5 to the financial statements. Additionally, there are no Officers, Directors or other related parties that since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-	The Officers and Directors;

-	Any person proposed as a nominee for election as a director;

-	Any other person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

-	Any relative or spouse of any of the foregoing persons who have the same house as such person.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the years ended December 31, 2013 and 2012, the Company incurred auditing expenses of approximately $2,500 and $3,700 which includes bookkeeping and auditing services. There were no other audit related services or tax fees incurred.

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

NSU RESOURCES INC

Date: May 12, 2014	By:	/s/ Luc C. Duchesne
Luc C. Duchesne
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Secretary, Director

NSU RESOURCES INC.
(Formerly Bio-Carbon Solutions International, Inc.)
(A Development Stage Company)

Financial Statements
December 31, 2013 and 2012

NSU RESOURCES INC.
(Formerly Bio-Carbon Solutions International, Inc.)
(A Development Stage Company)

Financial Statements
December 31, 2013 and 2012

CONTENTS

Page(s)
Report of Independent Registered Accounting Firm	F-1

Balance Sheets as of December 31, 2013 and 2012	F-2

Statements of Operations for the years ended December 31, 2013 and 2012 and the period of January 17, 2007 (Inception) to December 31, 2013 (unaudited)	F-3

Statement of Changes in Stockholders’ Equity (Deficit) Cumulative to December 31, 2013 (unaudited)	F-4

Statement of Cash Flows for the years ended December 31, 2013 and 2012 and the period of January 17, 2007 (Inception) to December 31, 2013 (unaudited)	F-5

Notes to the Financial Statements	F-6 - F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NSU Resources, Inc.
Ontario, Canada

We have audited the accompanying balance sheets of NSU Resources, Inc. as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NSU Resources, Inc. as of December 31, 2013 and 2012 and the results of its operations and cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (2) to the financial statements, the Company has suffered recurring losses and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (2). The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.
Salt Lake City, Utah 84111
March 27, 2014

NSU RESOURCES INC.
(Formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Balance Sheets

	December 31,
	2013	2012
ASSETS
Current assets
Prepaid expenses	$800	$-
Total current assets	800	-

Total assets	$800	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$60,160	$57,795
Related party payables	19,214	15,884
Total current liabilities	79,374	73,679

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 275,000,000 shares authorized; 156,311,131 issued and outstanding at December 31, 2013 and 2012	156,311	156,311
Additional paid in capital	2,183,990	2,183,990
Other comprehensive income	24	24
Deficit accumulated during the development stage	(2,418,899)	(2,414,004)
Total stockholders' deficit	(78,574)	(73,679)

Total liabilities and stockholders' deficit	$800	$-

See accompanying notes to financial statements.

NSU RESOURCES INC.
(Formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Statements of Operations

	Year ended December 31,		For the period from January 17, 2007 (inception) to December 31,
	2013	2012	2013
			(Unaudited)

Revenue	$-	$5,792	$5,792

Operating expenses
General and administrative	-	4,571	10,570
Officer compensation	-	-	159,006
Professional fees	4,895	5,884	128,116
Total operating expenses	4,895	10,455	297,692

Other income (expense)
Other income	-	-	41
Interest expense	-	(6)	(40)
Impairment loss	-	-	(2,127,000)
Total other income (expense)	-	(6)	(2,126,999)

Net loss applicable to common shareholders	$(4,895)	$(4,669)	$(2,418,899)

Other comprehensive loss
Foreign currency translation adjustment	-	-	24
Total comprehensive loss	$(4,895)	$(4,669)	$(2,418,875)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	156,311,131	156,118,505

See accompanying notes to financial statements.

NSU RESOURCES INC.
(Formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
Results of operations for the period of January 17, 2007 (inception) to December 31, 2011 are unaudited

	Preferred Stock		Common Stock		Additional Paid-in	Other comprehensive income	Accumulated
	Shares	Amount	Shares	Amount	Capital	(loss)	Deficit	Total
Beginning balance	-	$-	-	$-	$-	$-	$-	$-
Common stock issued for cash	-	-	5,555,556	5,556	(556)	-	-	5,000
Donated capital	-	-	-	-	200	-	-	200
Common stock issued for cash	-	-	700,000	700	30,800	-	-	31,500
Net loss, period ended December 31, 2007	-	-	-	-	-	-	(7,507)	(7,507)
Balance, December 31, 2007	-	-	6,255,556	6,256	30,444	-	(7,507)	29,193
Net loss, year ended December 31, 2008	-	-	-	-	-	-	(29,160)	(29,160)
Balance, December 31, 2008	-	-	6,255,556	6,256	30,444	-	(36,667)	33

Donated capital	-	-	-	-	100	-	-	100
Repurchase of company stock and cancellation	-	-	(4,777,778)	(4,778)	4,578	-	-	(200)
Donated capital	-	-	-	-	9,710	-	-	9,710
Net loss, year ended December 31, 2009	-	-	-	-	-	-	(24,036)	(24,036)
Balance, December 31, 2009	-	-	1,477,778	1,478	44,832	-	(60,703)	(14,393)

Common stock issued for intangible asset	-	-	23,333,333	23,333	2,076,667	-	-	2,100,000
Foreign currency translation	-	-	-	-	-	(411)	-	(411)
Net loss, year ended December 31, 2010	-	-	-	-	-	-	(2,264,478)	(2,264,478)
Balance, December 31, 2010	-	-	24,811,111	24,811	2,121,499	(411)	(2,325,181)	(179,282)

Common stock issued for prepaid expense	-	-	24,000,000	24,000	(7,000)	-	-	17,000
Common stock issued for settlement of debt	-	-	6,000,000	6,000	140,991	-	-	146,991
Common stock issued for land purchase	-	-	100,000,000	100,000	(90,000)	-	-	10,000
Foreign currency translation	-	-	-	-	-	435	-	435
Net loss, year ended December 31, 2011	-	-	-	-	-	-	(84,154)	(84,154)
Balance, December 31, 2011	-	-	154,811,111	154,811	2,165,490	24	(2,409,335)	(89,010)

Common stock issued for settlement of wages payable	-	-	1,500,020	1,500	18,500	-	-	20,000
Net loss, year ended December 31, 2012	-	-	-	-	-	-	(4,669)	(4,669)
Balance, December 31, 2012	-	-	156,311,131	156,311	2,183,990	24	(2,414,004)	(73,679)
Net loss, year ended December 31, 2013	-	-	-	-	-	-	(4,895)	(4,895)
Balance, December 31, 2013	-	$-	156,311,131	$156,311	$2,183,990	$24	$(2,418,899)	$(78,574)

See accompanying notes to financial statements.

NSU RESOURCES INC.
(Formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Statements of Cash Flows

	Year ended December 31,		For the period from January 17, 2007 (inception) to December 31,
	2013	2012	2013
		(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(4,895)	$(4,669)	$(2,418,899)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Impairment loss	-	-	2,127,000
Common stock issued for services	-	-	140,000
Prepaid expense	(800)	-	(800)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	2,365	(6,898)	85,141
Net cash provided by (used in) operating activities	(3,330)	(11,567)	(67,558)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	3,330	17,359	27,016
Repayments of related party loans	-	(5,792)	(5,792)
Contributed capital	-	-	10,010
Proceeds from sale of stock	-	-	36,500
Payment on cancelled shares	-	-	(200)
Net cash provided by financing activities	3,330	11,567	67,534

Effect of exchange rate on cash	-	-	24

(Decrease) increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Non-Cash Investing Activities
Common stock issued for settlement of related party loan and wages payable	$-	$20,000	$166,991
Common stock issued for prepaid expense	$-	$-	$17,000
Common stock issued for purchase of intangible asset	$-	$-	$2,100,000
Common stock issued for asset acquisition	$-	$-	$10,000

See accompanying notes to financial statements.

NSU RESOURCES INC
(Formerly Bio-carbon Solutions International, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012
Results of operations for the period of January 17, 2007 (inception) to December 31, 2011 are unaudited

Note 1 - Nature of Business

The Company was organized January 17, 2007 (Date of Inception) under the laws of the State of Nevada, as DBL Senior Care, Inc. The Company subsequently changed its name on December 11, 2009 to Elemental Protective Coatings Corp, subsequently changed its name on January 27, 2011 to Bio-Carbon Solutions International, Inc., and more recently to NSU Resources Inc on October 31, 2011. The Company provides specialized advisory and value chain management services to those wishing to participate in the carbon development market, especially in the mining sector. The Company has limited operations and in accordance with FASB ASC 915-10, "Development Stage Entities," the Company is considered a development stage company.

The former business of the Company was to provide personal care services to elderly, physically disabled or other home-bound individuals suffering infirmity. During the year ended December 31, 2009, the board of directors changed the Company's focus toward the manufacture and sale of fire retardant products. Currently, the Company focuses on the licensing of certain technologies related to rare earth minerals mining.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2013 or 2012.

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

NSU RESOURCES INC
(Formerly Bio-carbon Solutions International, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012
Results of operations for the period of January 17, 2007 (inception) to December 31, 2011 are unaudited

Note 2 - Significant Accounting Policies (continued)

Revenue Recognition

Revenue is recognized when persuasive evidence of an agreement exists, the price is fixed or determinable, goods are delivered or services performed and collectability is reasonably assured. The Company generated revenues of $0 and $5,792 during the years ended December 31, 2013 and 2012.

Share Based Expenses

The Company complies with FASB ASC Topic 718 Compensation—Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that is based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 primarily focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted FASB ASC Topic 718 upon formation of the Company and expenses share based costs in the period incurred.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has no cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

NSU RESOURCES INC
(Formerly Bio-carbon Solutions International, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012
Results of operations for the period of January 17, 2007 (inception) to December 31, 2011 are unaudited

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

The Company has no assets or liabilities that are required to be carried at fair value. Accounts payable and related party payables have fair values that approximate the carrying value due to the short term nature of these instruments.

Recent Accounting Pronouncements

The Company has reviewed recently updated accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these standards will have a significant effect on its consolidated financial statements.

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC Topic 260 (formerly SFAS No. 128, Earnings Per Share). The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. The Comopany as no common stock equivalents as of December 31, 2013 or 2012, respectively.

NSU RESOURCES INC
(Formerly Bio-carbon Solutions International, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012
Results of operations for the period of January 17, 2007 (inception) to December 31, 2011 are unaudited

Note 3 - Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 275,000,000 shares with a par value of $0.001. The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001.

Share Issuances

On July 7, 2009, the Board of Directors authorized and a majority of the stockholders of the Company ratified a forward stock split on a ten-for-one basis, resulting in a total of ten post-split shares for each pre-split share that was outstanding as of July 24, 2009. All references to share and per share information in the financial statements and related notes have been adjusted to reflect the stock split on a retroactive basis.

On January 17, 2007, the Company issued 5,555,556 shares of its par value common stock as founders' shares to two officers and directors in exchange for a subscription receivable in the amount of $5,000. The subscription receivable was satisfied on February 2, 2007, with a cash payment of $5,000.

On August 6, 2007, the Company issued an aggregate of 700,000 shares of its $0.001 par value common stock for total cash of $31,500 in a private placement pursuant to Regulation D, Rule 505, of the Securities Act of 1933, as amended.

On November 19, 2009, the Company repurchased and cancelled 4,777,778 shares of its common stock from two of its founding shareholders.

On November 8, 2010, the Company issued 23,333,333 shares of its common stock to purchase software technology valued at $2,100,000.

During the year ending December 31, 2011, the Company issued a total of 6,000,000 shares of its common stock in settlement of wages and loans payable to its former directors for total consideration of $146,991.

During the year ending December 31, 2011, the Company issued a total of 24,000,000 shares of its common stock valued at $17,000 as a prepayment for future royalties.

During the year ending December 31, 2011, the Company issued a total of 100,000,000 shares of its common stock valued at $10,000 as a purchase for gold rights.

During the year ending December 31, 2012, the Company issued a total of 1,500,000 shares of its common stock valued at $20,000 as settlement of wages payable to Mr. John Wilkes.

There were 156,311,131 common shares issued and outstanding at December 31, 2013 and 2012, respectively.

There have been no issuances of preferred stock since inception.

NSU RESOURCES INC
(Formerly Bio-carbon Solutions International, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012
Results of operations for the period of January 17, 2007 (inception) to December 31, 2013 are unaudited

Note 4 - Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Pursuant to FASB ASC Topic 740, when it is more likely than not that a tax asset cannot be realized through future income, the Company must provide an allowance for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The sources and tax effects of the temporary differences for the periods presented are as follows:

	December 31, 2013	December 31, 2012
Net operating loss carry forward	$291,899	$287,004
Applicable Canadian Federal and Provincial tax rates	26.5%	26.5%
Deferred tax asset	77,353	76,056
Valuation allowance	(77,353)	(76,056)
Net deferred tax asset	$-	$-

This represents an increase in the net operating loss carry forward of $4,895 and $4,669 for the years ended December 31, 2013 and 2012. A reconciliation of income taxes computed at the United States federal statutory rate of 35% to the income tax recorded is as follows:

	December 31, 2013	December 31, 2012
Tax at United States Federal statutory rate (35%)	$1,713	$1,634
Differences in U.S. and Canadian tax rates on provision	(416)	(397)
Increase in valuation allowance	(1,297)	(1,237)
Net deferred tax asset	$-	$-

NSU RESOURCES INC
(Formerly Bio-carbon Solutions International, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012
Results of operations for the period of January 17, 2007 (inception) to December 31, 2013 are unaudited

This represents an increase in the valuation allowance of $1,297 and $1,237 for the years ended December 31, 2013 and 2012. The Company did not pay any income taxes during the years ended December 31, 2013 or 2012, or since inception.

The net federal operating loss carry forward will begin to expire in 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 - Related Party Transactions

During the years ended December 31, 2013 and 2012, the Company received loans from its officers totaling $3,330 and $17,359 to fund operations. These loans are non-interest bearing, are due on demand and as such included in current liabilities. Imputed interest has been considered, but determined to be immaterial to the financial statements as a whole.

Note 6 - Subsequent Events

The Company has evaluated subsequent events through the date of this filing and determined there are no material events to disclose.