Form 10-Q
period 2014-06-30
NSU Resources Inc
filed 2014-08-20
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 19, 2014, the issuer had 137,311,111 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2014 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

TABLE OF CONTENTS
FORM 10-Q
QUARTER ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements (Unaudited)	4

	Unaudited Balance Sheets as of June 30, 2014 and December 31, 2013	4

	Unaudited Statements of Operations for the three and six months ended June 30, 2014 and 2013 and the period of January 17, 2007 (Inception) to June 30, 2014	5

	Unaudited Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and the period of January 17, 2007 (Inception) to June 30, 2014	6

	Notes to unaudited financial statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II - OTHER INFORMATION		13

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Item 1: Financial Statements

NSU RESOURCES INC.
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Prepaid expenses	$-	$800
Total current assets	-	800

Total assets	$-	$800

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$62,270	$60,160
Related party payables	35,901	19,214
Total current liabilities	98,171	79,374

Stockholders' deficit
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized, 120,000 and shares issued and outstanding at June 30, 2014 and December 31, 2013	120,000	-
Common stock, $0.001 par value; 275,000,000 shares authorized; 156,311,111 issued; 137,311,111 and 156,311,111 outstanding at June 30, 2014 and December 31, 2013	156,311	156,311
Additional paid in capital	2,224,095	2,183,990
Other comprehensive income	24	24
Treasury stock, 19,000,000 shares	(100)	-
Deficit accumulated during the development stage	(2,598,501)	(2,418,899)
Total stockholders' deficit	(98,171)	(78,574)

Total liabilities and stockholders' deficit	$-	$800

See accompanying notes to unaudited financial statements.

NSU RESOURCES INC.
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,		For the period from January 17, 2007 (inception) to June 30,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	-	-	-	-	10,570
Officer compensation	-	-	-	-	159,006
Professional fees	7,113	1,268	19,597	1,794	147,713
Total operating expenses	7,113	1,268	19,597	1,794	317,289

Other income (expense)
Other income	100	-	100	-	141
Interest expense	-	-	-	-	(40)
Excess cost of prepaid royalties over value	(160,105)	-	(160,105)	-	(160,105)
Total other income (expense)	(160,005)	-	(160,005)	-	(160,004)

Net loss from operations	$(167,118)	$(1,268)	$(179,602)	$(1,794)	$(477,293)

Loss from discontinued operations	-	-	-	-	(2,121,208)
Net loss	$(167,118)	$(1,268)	$(179,602)	$(1,794)	$(2,598,501)

Other comprehensive loss
Foreign currency translation adjustment	-	-	-	-	24
Total comprehensive loss	$(167,118)	$(1,268)	$(179,602)	$(1,794)	$(2,598,477)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	155,893,529	156,311,111	156,101,166	156,311,111

See accompanying notes to unaudited financial statements.

NSU RESOURCES INC.
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	Six months ended June 30,		For the period from January 17, 2007 (inception) to June 30,
	2014	2013	2014
Cash flows from operating activities
Net loss from operations	$(179,602)	$(1,794)	$(477,293)
Loss from discontinued operations	-	-	(2,121,208)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss included in loss from discontinued operations	-	-	2,127,000
Excess cost of prepaid royalties over value	160,105	-	160,105
Common stock issued for services	-		140,000
Accounts receivable paid with related party loans	-	-	(5,792)
Gain on sale of intangible asset for treasury stock	(100)	-	(100)
Changes in operating assets and liabilities		-
Prepaid expenses	800	-	-
Accounts payable and accrued liabilities	2,110	1,794	87,251
Net cash provided by (used in) operating activities	(16,687)	-	(90,037)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	16,687	-	43,703
Contributed capital	-	-	10,010
Proceeds from sale of stock	-	-	36,500
Payment on cancelled shares	-	-	(200)
Net cash provided by financing activities	16,687	-	90,013

Effect of exchange rate on cash	-	-	24

Net change in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Non-Cash Investing Activities
Common stock issued for settlement of related party loan and wages payable	$-	$-	$166,991
Common stock issued for prepaid expense	$-	$-	$17,000
Common stock issued for purchase of intangible asset	$-	$-	$2,100,000
Common stock issued for asset acquisition	$-	$-	$10,000
Preferred stock issued for prepaid royalties	$120,000	$-	$120,000
Accounts receivable paid with related party loans	$-	$-	$(5,792)

See accompanying notes to unaudited financial statements.

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Notes to Unaudited Financial Statements
June 30, 2014 and 2013

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of NSU Resources Inc f/k/a/ Bio-Carbon Solutions International Inc, (collectively referred to herein as “NSU Resources Inc” “NSU”, or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended December 31, 2013 and notes thereto contained in the Company’s Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the form 10-K have been omitted.

Note 2 – Going Concern

NSU Resources has an accumulated deficit of $2,598,501 as of June 30, 2014 with no assets and a working capital deficit of $98,171. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of NSU Resource’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Significant Accounting Policies

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

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Notes to Unaudited Financial Statements
June 30, 2014 and 2013

Note 3 – Significant Accounting Policies (continued)

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

At June 30, 2014, there were no uncertain tax positions that require accrual.

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issuances, as of June 30, 2014 and 2013, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

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

Note 4 – Related Party Transactions

No salaries were paid to directors or executives during the periods ended June 30, 2014.

From inception to June 30, 2014, the Company received loans from related parties totaling $43,703 to fund operations. Of this amount, $5,792 has been repaid leaving a balance due of $35,901 as of June 30, 2014. These loans are non-interest bearing, due on demand and, as such, is included in current liabilities. Imputed interest has been considered but was determined to be immaterial to the financial statements as a whole, and because such advances have been made in the ordinary course of business without anticipation of interest being paid or any other economic benefit to be received.

There were no other related party transactions during the three or six months ended June 30, 2014.

Note 5 – Stockholders’ Equity

Series A Convertible Preferred Stock

As discussed in the 8K filed with the SEC on June 29, 2014, during the three months ended June 30, 2014, the Company amended its articles of incorporation to designate the previously authorized series A preferred stock to series A convertible preferred stock. The preferred series A 12% convertible shares have a par value of $1, entitle holder to one vote and accrued dividends at 12% per year, paid quarterly. At the option of the holder, the stock can be converted into shares of the Company's common stock. The number of shares to be issued will be determined by dividing the amount of the Series A shares being converted by $0.001.

NSU RESOURCES INC
(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)
(A Development Stage Company)
Notes to Unaudited Financial Statements
June 30, 2014 and 2013

Note 5 – Stockholders’ Equity (continued)

Series A Convertible Preferred Stock (continued)

During the three months ended June 30, 2014, the Company issued 120,000 shares of series A convertible preferred stock in exchange for a prepayment of royalty totaling $120,000. There were 120,000 and -0- shares of series A convertible preferred stock issued and outstanding as of June 30, 2014 and December 31, 2013.

Common Stock

The authorized common stock of the Company consists of 275,000,000 shares and carries a par value of $0.001. During the three months ended June 30, 2014, the Company bought 19,000,000 shares of common stock from a former officer for $100. The shares are being carried as treasury shares as reflected on the balance sheet.

There were 156,311,111 common shares issued and 137,311,111 and 156,311,111 outstanding at June 30, 2014 and December 31, 2013.

Note 6 – Excess Cost of Prepaid Royalties Over Value

During the six months ended June 30, 2014, the Company issued a total of 120,000 shares of $1 par value series A convertible preferred stock. The shares carried a value of $160,105 resulting in an immediate excess payment over value of $160,105 based on the Company’s determination that it may not realize value for the prepayment resulting in a full charge off to operations for $160,105.

Note 7 – Subsequent Events

We have evaluated subsequent events through the date of this filing and determined there are no additional events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation. Shareholders’ Equity

Plan of Operations

During the three months ended June 30, 2014 the Company exited the Rare Earth Elements business. As part of this exit, the Company assigned the exclusive license issued from 1776729 Ontario Corporation, a related party, for rare earth extraction and carbon credit technologies to its former officer for $100, thus terminating the Company's license in the technologies. Additionally, a full and mutual release was signed by the Company and Great Rock Development Corp. pertaining to the rare earth extraction technology use as described in the Company’s Form 8K filed on April 29, 2013.

On June 29, 2014 the Company was granted the perpetual exclusive rights to the use of Optimum Performance (a proprietary formulation of a highly potent all-in-one daily feed supplement for the Horse industry. In consideration for the assignment of these rights, the Company will pay a gross sales royalty of 1.5% on future sales and agreed to pre-pay royalties by the issuance of 120,000 Preferred Series A 12% Convertible shares to 2412151 Ontario Limited.

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

Results of Operations

Revenues

Revenues during the three and six months ended June 30, 2014 and 2013 were $0. We anticipate generating revenues by the third quarter of 2014.

Operating Expenses

Total operating expenses were $7,113 and $19,597 during the three and six months ended June 30, 2014 compared to $1,268 and $1,794 during the same periods in 2013. The increase in the current period is the result of professional fees associated with catching up past due filings with the SEC.

Liquidity and Capital Resources

As of June 30, 2014, we had no cash or other current assets and current liabilities of $98,171 creating a working capital deficit of $98,171.

Cash Used in Operating Activities

Net cash used in operating activities was $16,687 during the six months ended June 30, 2014 compared to $0 used for the same period in 2013. The increase in cash used in operating activities is from the increase in net loss of $177,808 offset by excess costs of prepaid royalties paid over value of $160,105 combined with an increase in accounts payable from costs associated with catching up our filings with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Description of Registrant’s Securities to be Registered

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently 156,311,111 issued and 137,311,111 outstanding, and 5,000,000 shares of series A convertible preferred stock.

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

NSU Resources Inc.

By:	/s/ Gary Yaghdjian	By:	/s/ John Wilkes
	Gary Yaghdjian		John Wilkes
	President and Chief Executive Officer		Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)		(Principal Financial Officer)

	August 19, 2014		August 19, 2014