Form 10-Q
period 2014-09-30
NSU Resources Inc
filed 2014-12-12
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, the issuer had 156,311,111 shares of common stock issued and 137,311,111 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2014 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

NSU RESOURCES INC.

(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)

Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Prepaid expenses	$-	$800
Total current assets	-	800

Total assets	$-	$800
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$65,768	$60,160
Related party payables	36,511	19,214
Preferred dividends payable	3,600	-
Total current liabilities	105,879	79,374

Stockholders' deficit
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized, 120,000 and shares issued and outstanding at September 30, 2014 and December 31, 2013	120,000	-
Common stock, $0.001 par value; 275,000,000 shares authorized; 156,311,111 issued; 137,311,111 and 156,311,111 outstanding at September 30, 2014 and December 31, 2013	156,311	156,311
Additional paid in capital	2,224,095	2,183,990
Other comprehensive income	24	24
Treasury stock, 19,000,000 shares	(100)	-
Accumulated deficit	(2,606,209)	(2,418,899)
Total stockholders' deficit	(105,879)	(78,574)

Total liabilities and stockholders' deficit	$-	$800

 See accompanying notes to unaudited financial statements.

NSU RESOURCES INC.

(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)

Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	4,108	544	23,705	2,338
Total operating expenses	4,108	544	23,705	2,338

Other income (expense)
Other income	-	-	100	-
Excess cost of prepaid royalties over value	(144,000)	-	(160,105)	-
Total other income (expense)	(144,000)	-	(160,005)	-

Net loss	$(148,108)	$(544)	$(183,710)	$(2,338)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	137,311,111	156,311,111	149,768,986	156,311,111

See accompanying notes to unaudited financial statements.

NSU RESOURCES INC.

(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)

Statements of Cash Flows (unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss from operations	$(183,710)	$(2,338)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss included in loss from discontinued operations	-	-
Excess cost of prepaid royalties over value	160,105	-
Gain on sale of intangible asset for treasury stock	(100)	-
Changes in operating assets and liabilities
Prepaid expenses	800	-
Accounts payable and accrued liabilities	5,608	2,338
Net cash provided by (used in) operating activities	(17,297)	-

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from related party loans	17,297	-
Net cash provided by financing activities	17,297	-

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing activities
Preferred stock issued for prepaid royalties	$120,000	$-

See accompanying notes to unaudited financial statements.

NSU RESOURCES INC

(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)

Notes to Unaudited Financial Statements

September 30, 2014 and 2013

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

Note 2 – Going Concern

NSU Resources had an accumulated deficit of $2,602,609 and a working capital deficit of $102,279 as of September 30, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of NSU Resource’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Notes to Unaudited Financial Statements

September 30, 2014 and 2013

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

At September 30, 2014, there were no uncertain tax positions that require accrual.

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issuances, as of September 30, 2014 and 2013, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

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

Note 4 – Related Party Transactions

No salaries were paid to directors or executives during the period ended September 30, 2014.

During the nine months ended September 30, 2014, the Company received advances from related parties totaling $17,297 to fund operations with a total balance of 36,511 due to related parties as of September 30, 2014. These loans are non-interest bearing, due on demand and, as such, is included in current liabilities. Imputed interest has been considered but was determined to be immaterial to the financial statements as a whole, and because such advances have been made in the ordinary course of business without anticipation of interest being paid or any other economic benefit to be received.

During the nine months ended September 30, 2014, the Company issued 120,000 shares of series A convertible preferred stock to a related party in exchange for a prepayment of royalty totaling $120,000. The royalty was determined to have no future value with the value of the preferred stock being considered paid in excess of value.

There were no other related party transactions during the three or nine months ended September 30, 2014.

Note 5 – Stockholders’ Equity

Series A Convertible Preferred Stock

As discussed in the 8K filed with the SEC on June 29, 2014, during the nine months ended September 30, 2014, the Company amended its articles of incorporation to designate the previously authorized series A preferred stock to series A convertible preferred stock. The preferred series A 12% convertible shares have a par value of $1, entitle holder to one vote and accrued dividends at 12% per year, paid quarterly. At the option of the holder, the stock can be converted into shares of the Company's common stock. The number of shares to be issued will be determined by dividing the amount of the Series A shares being converted by $0.001.

NSU RESOURCES INC

(formerly BIO-CARBON SOLUTIONS INTERNATIONAL, INC.)

Notes to Unaudited Financial Statements

September 30, 2014 and 2013

Note 5 – Stockholders’ Equity (continued)

Series A Convertible Preferred Stock (continued)

During the nine months ended September 30, 2014, the Company issued 120,000 shares of series A convertible preferred stock in exchange for a prepayment of royalties to a related party totaling $120,000. There were 120,000 and -0- shares of series A convertible preferred stock issued and outstanding as of September 30, 2014 and December 31, 2013 (see Note 7).

Common Stock

The authorized common stock of the Company consists of 275,000,000 shares and carries a par value of $0.001. During the nine months ended September 30, 2014, the Company bought back 19,000,000 shares of common stock into treasury from a former officer for $100. The shares are being carried as treasury shares as reflected on the balance sheet.

There were 156,311,111 common shares issued and 137,311,111 and 156,311,111 outstanding at September 30, 2014 and December 31, 2013.

Note 6 – Excess Cost of Prepaid Royalties Over Value

During the nine months ended September 30, 2014, the Company issued a total of 120,000 preferred shares of $1 par value Series A convertible preferred stock. The shares carried a value of $160,105 resulting in an immediate excess payment over value of $160,105 based on the Company’s determination that it may not realize value for the prepayment resulting in a full charge-off to operations for $160,105.

Note 7 – Subsequent Events

We have evaluated subsequent events through the date of this filing and determined there are no additional events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation. Shareholders’ Equity

Plan of Operations

During the second quarter of 2014, the Company exited the Rare Earth Elements business. As part of this exit, the Company assigned the exclusive license issued from 1776729 Ontario Corporation, a related party, for rare earth extraction and carbon credit technologies to its former officer for $100, thus terminating the Company's license in the technologies. Additionally, a full and mutual release was signed by the Company and Great Rock Development Corp. pertaining to the rare earth extraction technology use as described in the Company’s Form 8K filed on April 29, 2013.

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

Results of Operations

Revenues

Revenues during the three and nine months ended September 30, 2014 and 2013 were $0. We anticipate generating revenues by the first quarter of 2015.

Operating Expenses

Total operating expenses were $4,108 and $23,705 during the three and nine months ended September 30, 2014 compared to $544 and $2,338 during the same periods in 2013. The increase in the current period is the result of professional fees associated with catching up past due filings with the SEC.

Liquidity and Capital Resources

As of September 30, 2014, we had no cash or other current assets and current liabilities of $102,279 creating a working capital deficit of $102,279.

Cash Used in Operating Activities

Net cash used in operating activities was $17,297 during the nine months ended September 30, 2014 compared to $0 used for the same period in 2013. The increase in cash used in operating activities is from the increase in net loss of $181,372 offset by excess costs of prepaid royalties paid over value of $160,105 combined with an increase in accounts payable from costs associated with catching up our filings with the SEC.

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

Going Concern

Through September 30, 2014 management has devoted most of its activities to developing a market for its products and services. Planned principal activities have begun, clients have entered into material consulting agreements based on contingency fees for which no revenues were generated in 2014 from our current contracts and we have generated minimal revenue since inception.

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

NSU Resources Inc.

By:	/s/ Gary Yaghdjian	By:	/s/ John Wilkes
	Gary Yaghadjian		John Wilkes
	President and Chief Executive Officer		Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)		(Principal Financial Officer)

December 10, 2014		December 10, 2014

