Form 10-K
period 2014-12-31
Hemcare Health Services Inc.
filed 2015-04-14
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Commission File Number: 333-148546

_______________________________

HEMCARE HEALTH SERVICES INC. (FORMERLY NSU RESOURCES INC)
(Exact name of registrant as specified in its charter)

NEVADA	20-8248213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3800 Paddock Road, R.R. #5, Claremont, Ontario, Canada L1Y 1A2

(Address of principal executive offices, including zip code)

(647) 204-6898

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 14, 2015 the Registrant had 3,136,000 outstanding shares of Common Stock with a par value of $0.001 per share.

INDEX

HEMCARE HEALTH SERVICES, INC.

(FORMERLY NSU RESOURCES INC)

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

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Hemcare Health Services” "we," "our," “NOST,” and "us" refer to Hemcare Health Services, Inc. (formerly NSU Resrouces, Inc.)..

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by Hemcare Health Services Inc. with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Hemcare Health Services Inc. with the SEC may also be obtained from Hemcare Health Services Inc. by directing a request to Hemcare Health Services Inc., Attention: John Wilkes 3800 Paddock Road, R.R. #5, Claremont, Ontario, Canada L1Y 1A2

ITEM 1	BUSINESS.

General

Hemcare Health Services Inc. (formerly NSU Resources Inc) (“The Company”) was incorporated on January 17, 2007, under the laws of the State of Nevada. The principal offices are located at 3800 Paddock Road, R.R. #5, Claremont, Ontario, Canada L1Y 1A2. The telephone number is (647) 204-6898. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Our fiscal year end is December 31.

Description of Business

The Company’s business plan and objective is to develop and distribute its all in one daily horse feed supplement to horse trainers, ranches and farms.

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

The Company currently has no cash available. This amount will not be enough to pay the legal, accounting, and filing fees that is required to maintain our status as a reporting company, which is currently estimated at $20,000 for fiscal year 2015. If we can no longer be a reporting company our common stock would no longer be eligible for quotation on the Over-the-Counter Bulletin Board. This would result in there being no public market for an investor to trade our common stock and any investment made would be lost in its entirety.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on January 17, 2007 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2014 our net loss since inception is $2,605,244. Based upon current plans, we expect to incur operating losses in future periods. Failure to generate revenues will cause us to suspend or cease activities.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2014.

We evaluated our existing controls for the year ended December 31, 2014. Our Chief Executive Officer identified material weaknesses, specifically a poor segregation of duties, in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2014. The identified material weaknesses did not result in material audit adjustments to our 2014 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

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

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal financial interests and the fiduciary duty to our stockholders. Further, our management's own financial interests may at some point compromise their fiduciary duty to our stockholders. John Wilkes and James Cao, who are the Company’s sole officers and a majority of its directors, continue to be involved in businesses that operate and commercialize technologies that are similar or related to the Company’s, although those businesses exploit and seek to exploit different applications and opportunities. In addition, although it is anticipated that these individuals will spend significant time and effort developing our business, it is possible that they will be exposed to business or employment opportunities that would conflict with the interests of the Company, or cause them to reduce their efforts on the Company’s behalf or to entirely cease working with the Company. If we and any other businesses with which our officers are involved wish to take advantage of the same opportunity, then the officer and director that is affiliated with both companies would abstain from voting upon the opportunity.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS.

None

ITEM 2	PROPERTIES.

We do not own any property; the principal offices are located at 3800 Paddock Road, R.R. #5, Claremont, Ontario, L1Y 1A2 The telephone number is (647) 204-6898. The website is www.nsuresources.com.

ITEM 3	LEGAL PROCEEDINGS.

Hemcare Health Services Inc. is not currently a party to any legal proceedings.

ITEM 4	MINE SAFETY DISCLOSURES.

None

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol NOST. The stock trades are limited and sporadic; there is no established public trading market for our common stock.

Dividends

We did not declare or pay dividends during the year ended December 31, 2014 and do not anticipate declaring or paying dividends during the year ended December 31, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

There is no stock option plan in place for the company.

Recent Sales of Unregistered Securities

There was no sale of unregistered securities during the year ended December 31, 2014.

Securities issued in 2014

During the year ended December 31, 2014, the Company issued a total of 120,000 shares of Series A Preferred Stock in exchange for a prepaid royalty.

ITEM 6	SELECTED FINANCIAL DATA.

Summary of Financial Data

	December 31, 2014	December 31, 2013

Revenues	$-	$-

Operating Expenses	$26,340	$4,895

Earnings (Loss)	$(186,345)	$(4,895)

Total Assets	$-	$800

Liabilities	$104,914	$79,374

Stockholders’ Deficit	$(104,914)	$(78,574)

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Hemcare Health Serivces Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the year ended December 31, 2014.

Plan of Operations

Liquidity and Capital Resources. As of December 31, 2014 we had no cash on hand and we had liabilities of $104,914. We must secure additional funds in order to continue our business. We were required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees and may be required to secure additional financing to fund future filings. We believe that we will be able to obtain this loan from a current shareholder of the Company; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $20,000 for the year ending December 31, 2015). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. Total operating expenses were $26,340 during the year ended December 31, 2014 compared to $4,895 during the year ended December 31, 2013. The increase in expenses is from the Company incurring increased professional fees associated with catching up past due public filings.

Other Income (Expense): Other expenses totaled $160,005 during the year ended December 31, 2014 compared to $0 during the year ended December 31, 2013. The other expense during the year ended December 31, 2014 was the result of the excess of prepaid royalties over value of $160,105 partially offset by other income of $100. The Company considers this to be a one-time event.

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

Disclosure Controls and Procedures

Management of Hemcare Health Services Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2014 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2014 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

•

Representative with Financial Expertise — For the year ending December 31, 2014, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

•

The Company will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their respective age as of December 31, 2014 are as follows:

Directors:

Name of Director	Age

James Cao	51

John Wilkes	53

Executive Officer:

Name of Officer	Age	Office

James Cao	51	President and CEO

John Wilkes	53	Chief Financial Officer, Secretary and Treasurer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

James Cao

Mr. James Cao, (51) Has 20+ years of experience operating business enterprises, including business to business and business to consumer activities.

Mr. Cao has owned and operated CAO Real Estate, a Commercial and Residential Real Estate Brokerage Firm since 2004. Duties include hiring, training and managing sales associates as well as managing company production and establishing company guidelines and policy and holds a Florida Real Estate Brokers license.

Prior to founding his real estate company, Mr. Cao was President/C.E.O of American Dreamhome Funding, Inc. from 2002 to 2008. American Dreamhome Funding was a successful mortgage brokerage company serving CitiCorp, Wachovia, Countrywide Funding, AmNet Mortgage, Bank of America, Wells Fargo Bank, SunTrust Bank and World Savings. During this time he led a sales force in Florida and Georgia, growing annual sales to $54 million.

From 1999 to 2000 Mr. Cao was the Chief Operating Officer of Netoy Corp. Netoy was a publically traded e-commerce toy company with a $250 million market cap. He was responsible for recruiting, hiring, and successfully expanding their sales force. Mr. Cao negotiated with companies such as IBM, EMC, Oracle and Sprint which allowed them to implement logistical software and hardware to accommodate increased e-commerce traffic.

John Wilkes

Mr. Wilkes, M.B.A., C.P.A., C.A. (53) earned his C.A. designation with Price Waterhouse in Toronto, Canada. Upon obtaining his designation he worked privately for a brief period of time before joining Coopers & Lybrand in Toronto, Canada. While there Mr. Wilkes focused on insolvency and Mergers and Acquisitions. In the early ‘90’s Mr. Wilkes joined a junior investment bank called Pagun Corporation where he spent most of his time evaluating environmental technologies. Since 2005, Mr. Wilkes has been an Independent Investment Management Professional, making private investments in both private and public companies that, for the most part, have their core business in the environmental space.

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

Code of Ethics. We have not adopted a Code of Ethics for our principal executive and financial officers.

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation

John Wilkes
Chief Financial Officer	2014	0	0	0	0	0	0	0

James Cao
Chief Executive Officer	2014	0	0	0	0	0	0	0

There has been no cash payment paid to the individuals above for services rendered in all capacities to us for the year ended December 31, 2014. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2014. No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the year ended December 31, 2014.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to the Company to own more than 5% of the outstanding common stock as of December 31, 2014 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial Owner	Amount of Stock Owned	% Ownership
Matthew Sacco	1,666,000	53.1%
2173 Rochester Circle
Oakville, Ontario
L6M 5E3 Canada

Others	1,470,000	46.9%

Total issued	3,136,000	100%

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the years ended December 31, 2014, there were no other material transactions between the Company and any Officer, Director or related party that has not been disclosed in footnote 5 to the financial statements. Additionally, there are no Officers, Directors or other related parties that since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	The Officers and Directors;

•	Any person proposed as a nominee for election as a director;

•	Any other person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

•	Any relative or spouse of any of the foregoing persons who have the same house as such person.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the years ended December 31, 2014 and 2013, the Company incurred auditing expenses of approximately $16,125 and $2,500. There were no other audit related services or tax fees incurred.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT NUMBER	DESCRIPTION

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

31.2	8650 SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

32.1	4700 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ James Cao	By:	/s/ John Wilkes
	James Cao		John Wilkes
	President and Chief Executive Officer		Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)		(Principal Financial Officer)

April 14, 2015		April 14, 2015

HEMCARE HEALTH SERVICES INC.

(Formerly NSU Resources Inc.)

Financial Statements

December 31, 2014 and 2013

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1466 N. HIGHWAY 89 STE. 230

FARMINGTON, UTAH 84025

________________

(801) 447-9572 FAX (801) 447-9578

To the Board of Directors and Stockholders

Hemcare Health Services Inc. (Formerly NSU Resources Inc.)

Ontario, Canada

We have audited the accompanying balance sheets of Hemcare Health Services Inc. (Formerly NSU Resources Inc.) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hemcare Health Services Inc. (Formerly NSU Resources Inc.) as of December 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah 84025

April 9, 2015

HEMCARE HEALTH SERVICES INC.
(formerly NSU RESOURCES, INC.)
Balance Sheets

	December 31,
	2014	2013
ASSETS
Current assets
Prepaid expenses	$-	$800
Total current assets	-	800

Total assets	$-	$800

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$67,665	$60,160
Related party payables	37,249	19,214
Total current liabilities	104,914	79,374

Stockholders' deficit
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized, 120,000 and shares issued and outstanding at December 31, 2014 and 2013	120,000	-
Common stock, $0.001 par value; 275,000,000 shares authorized; 3,136,000 issued; 2,756,000 and 3,136,000 outstanding at and December 31, 2014 and 2013	3,136	3,136
Additional paid in capital	2,377,270	2,337,165
Other comprehensive income	24	24
Treasury stock, 380,000 shares	(100)	-
Accumulated deficit	(2,605,244)	(2,418,899)
Total stockholders' deficit	(104,914)	(78,574)

Total liabilities and stockholders' deficit	$-	$800

See accompanying notes to financial statements.

HEMCARE HEALTH SERVICES INC.
(formerly NSU RESOURCES, INC.)
Statements of Operations

	Year ended December 31,
	2014	2013

Revenue	$-	$-

Operating expenses
Professional fees	26,340	4,895
Total operating expenses	26,340	4,895

Other income (expense)
Other income	100	-
Excess cost of prepaid royalties over value	(160,105)	-
Total other income (expense)	(160,005)	-

Net loss	$(186,345)	$(4,895)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	2,932,578	3,136,000

See accompanying notes to financial statements.

HEMCARE HEALTH SERVICES INC.
(formerly NSU RESOURCES, INC.)
Statement of Changes in Stockholders' Deficit

	Preferred Stock		Common Stock		Additional Paid-in	Other comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	income	Stock	Deficit	Total

Balance, December 31, 2012	-	$-	3,136,000	$3,136	$2,337,165	$24	$-	$(2,414,004)	$(73,679)

Net loss, year ended December 31, 2013	-	-	-	-	-	-	-	(4,895)	(4,895)
Balance, December 31, 2013	-	-	3,136,000	3,136	2,337,165	24	-	(2,418,899)	(78,574)

Preferred shares issued for prepayment of royalty	120,000	120,000	-	-	40,105	-	-	-	160,105
Treasury stock exchanged for asset	-	-	(380,000)	-	-	-	(100)	-	(100)
Net loss, year ended December 31, 2014	-	-	-	-	-	-	-	(186,345)	(186,345)
Balance, December 31, 2014	120,000	$120,000	2,756,000	$3,136	$2,377,270	$24	$(100)	$(2,605,244)	$(104,914)

See accompanying notes to financial statements.

HEMCARE HEALTH SERVICES INC.
(formerly NSU RESOURCES, INC.)
Statements of Cash Flows

	Year ended December 31,
	2014	2013
Cash flows from operating activities
Net loss from operations	$(186,345)	$(4,895)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss included in loss from discontinued operations	-	-
Excess cost of prepaid royalties over value	160,105	-
Gain on sale of intangible asset for treasury stock	(100)	-
Changes in operating assets and liabilities
Prepaid expenses	800	(800)
Accounts payable and accrued liabilities	7,505	2,365
Net cash provided by (used in) operating activities	(18,035)	(3,330)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from related party loans	18,035	3,330
Net cash provided by financing activities	18,035	3,330

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing activities
Preferred stock issued for prepaid royalties	$120,000	$-

See accompanying notes to financial statements.

HEMCARE HEALTH SERVICES INC.

(Formerly NSU Resources, Inc.)

Notes to Financial Statements

December 31, 2014 and 2013

Note 1 - Nature of Business

The Company was organized January 17, 2007 (Date of Inception) under the laws of the State of Nevada, as DBL Senior Care, Inc. The Company subsequently changed its name on December 11, 2009 to Elemental Protective Coatings Corp, subsequently changed its name on January 27, 2011 to Bio-Carbon Solutions International, Inc., then to NSU Resources Inc on October 31, 2011 and more recently to HemCare Health Services Inc. on March 2, 2015. The Company produces and distributes a line of all-in-one horse feed supplement.

The former business of the Company was to provide personal care services to elderly, physically disabled or other home-bound individuals suffering infirmity. During the year ended December 31, 2009, the board of directors changed the Company's focus toward the manufacture and sale of fire retardant products. The Company then changed its focus to the licensing of certain technologies related to rare earth minerals mining. Currently, the Company has the exclusive rights to the use of Optimum Performance (a proprietary formulation of a highly potent all-in-one daily feed supplement for the Horse industry.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2014 or 2013.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an agreement exists, the price is fixed or determinable, goods are delivered or services performed and collectability is reasonably assured. The Company did not generate any revenues during the years ended December 31, 2014 or 2013.

HEMCARE HEALTH SERVICES INC.

(Formerly NSU Resources, Inc.)

Notes to Financial Statements

December 31, 2014 and 2013

Note 2 - Significant Accounting Policies (continued)

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

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has no cash, no material assets, accumulated losses of $2,605,244, a working capital deficit of $104,914, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

HEMCARE HEALTH SERVICES INC.

(Formerly NSU Resources, Inc.)

Notes to Financial Statements

December 31, 2014 and 2013

Note 2 - Significant Accounting Policies (continued)

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC Topic 260 (formerly SFAS No. 128, Earnings Per Share). The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. The Company has no common stock equivalents as of December 31, 2014 or 2013, respectively.

Note 3 - Stockholders’ Equity

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

During the year ended December 31, 2014, the Company issued 120,000 shares of series A convertible preferred stock in exchange for a prepayment of royalties to a related party totaling $120,000. There were 120,000 and -0- shares of series A convertible preferred stock issued and outstanding as of December 31, 2014 and 2013.

Common Stock

The authorized common stock of the Company consists of 275,000,000 shares and carries a par value of $0.001. During the year ended December 31, 2014, the Company bought back 380,000 post-split shares of common stock into treasury from a former officer for $100. The shares are being carried as treasury shares as reflected on the balance sheet.

On March 2, 2015, the Company effected a 1:50 reverse stock split. The effect of the reverse split are shown retroactively in these financial statements.

There were 3,136,000 common shares issued and 2,756,000 and 3,136,000 outstanding (post-split) at December 31, 2014 and 2013.

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

The sources and tax effects of the temporary differences for the periods presented are as follows:

HEMCARE HEALTH SERVICES INC.

(Formerly NSU Resources, Inc.)

Notes to Financial Statements

December 31, 2014 and 2013

Note 4 - Income Taxes (continued)

	December 31, 2014	December 31, 2013
Net operating loss carry forward	$318,139	$291,899
Applicable Canadian Federal and Provincial tax rates	26.5%	26.5%
Deferred tax asset	84,307	77,353
Valuation allowance	(84,307)	(77,353)
Net deferred tax asset	$-	$-

This represents an increase in the net operating loss carry forward of $6,954 and $4,895 for the years ended December 31, 2014 and 2013. A reconciliation of income taxes computed at the United States federal statutory rate of 35% to the income tax recorded is as follows:

	December 31, 2014	December 31, 2013
Tax benefit at United States Federal statutory rate (35%)	$65,221	$1,713
Differences in U.S. and Canadian tax rates on provision	(15,839)	(416)
Non-deductible losses-prepaids	(42,428)
Increase in valuation allowance	(6,954)	(1,297)
Income tax provision	$-	$-

This represents an increase in the valuation allowance of $6,954 and $1,297 for the years ended December 31, 2014 and 2013. The Company did not pay any income taxes during the years ended December 31, 2014 or 2013, or since inception.

The net federal operating loss carry forward will begin to expire in 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 - Related Party Transactions

During the years ended December 31, 2014 and 2013, the Company received loans from its officers totaling $18,035 and $3,330 to fund operations. These loans are non-interest bearing, are due on demand and as such included in current liabilities. Imputed interest has been considered, but determined to be immaterial to the financial statements as a whole.

Note 6 - Excess Cost of Prepaid Royalties Over Value

During the year ended December 31, 2014, the Company issued a total of 120,000 preferred shares of $1 par value Series A convertible preferred stock. The shares carried a value of $160,105 resulting in an immediate excess payment over value of $160,105 based on the Company’s determination that it may not realize value for the prepayment resulting in a full charge-off to operations for $160,105.

Note 7 - Subsequent Events

As discussed in the 8K filed with the Securities and Exchange Commission on March 19, 2015, the Company amended its Articles of Incorporation and changed its name from “NSU Resources Inc.” to “HemCare Health Services Inc.” and consolidated its issued capital on a ratio of 1 share for every 50 shares held. Odd lots of the post consolidated shares will be rounded up to the nearest thousand, thus ensuring no shareholder will be left with less than 1,000 shares. The effective date for the split was March 23, 2015.

