Form 10-Q
period 2015-03-31
Hemcare Health Services Inc.
filed 2015-05-15
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-148546

HEMCARE HEALTH SERVICES INC. (FORMERLY NSU RESOURCES INC)
(Exact name of registrant as specified in its charter)

Nevada	20-8248213
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3800 Paddock Road, R.R. #5, Claremont, Ontario, Canada L1Y 1A2 (Address of principal executive offices, including zip code.) (647) 204-6898
(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting Company)	☐	Smaller reporting Company	☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 14, 2015 the issuer had 3,136,000 shares of common stock issued and 2,756,000 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2015 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED MARCH 31, 2015

Item 1: Financial Statements

HEMCARE HEALTH SERVICES INC.
(formerly NSU RESOURCES, INC.)
Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$68,799	$67,665
Related party payables	48,033	37,249
Total current liabilities	116,832	104,914

Stockholders' deficit
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized, 120,000 and shares issued and outstanding at March 31, 2015 and December 31, 2014	120,000	120,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 3,136,000 issued; 2,756,000 outstanding	3,136	3,136
Additional paid in capital	2,377,270	2,377,270
Other comprehensive income	24	24
Treasury stock, 380,000 shares	(100)	(100)
Accumulated deficit	(2,617,162)	(2,605,244)
Total stockholders' deficit	(116,832)	(104,914)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to unaudited financial statements.

4

HEMCARE HEALTH SERVICES INC.
(formerly NSU RESOURCES, INC.)
Statements of Operations (unaudited)

	Three months ended March 31,
	2015	2014
Revenue	$-	$-

Operating expenses
General and administrative	4,209	-
Professional fees	7,709	12,484
Total operating expenses	11,918	12,484

Net loss	$(11,918)	$(12,484)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	3,136,000	3,136,000

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.
(formerly NSU RESOURCES, INC.)
Statements of Cash Flows (unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(11,918)	$(12,484)
Changes in operating assets and liabilities
Prepaid expenses	-	800
Accounts payable and accrued liabilities	1,134	5,475
Net cash provided by (used in) operating activities	(10,784)	(6,209)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from related party loans	10,784	6,209
Net cash provided by financing activities	10,784	6,209

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.

(formerly NSU RESOURCES, INC.)

Notes to Unaudited Financial Statements

March 31, 2015

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements of Hemcare Health Services Inc. (formerly NSU Resources, Inc.) (collectively referred to herein as “Hemcare Health Services”, “Hemcare”, or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended December 31, 2014 and notes thereto contained in the Company’s Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the form 10-K have been omitted.

Note 2 - Going Concern

The Company had an accumulated deficit of $2,617,162 and a working capital deficit of $116,832 as of March 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At March 31, 2015, there were no uncertain tax positions that require accrual.

HEMCARE HEALTH SERVICES INC.

(formerly NSU RESOURCES, INC.)

Notes to Unaudited Financial Statements

March 31, 2015

Note 3 - Significant Accounting Policies (continued)

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issuances, as of March 31, 2015 and 2014, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

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

Note 4 - Related Party Transactions

No salaries were paid to directors or executives during the period ended March 31, 2015.

During the three months ended March 31, 2015, the Company received advances from related parties totaling $10,784 to fund operations with a total balance of $48,033 due to related parties as of March 31, 2015. These loans are non-interest bearing, due on demand and, as such, is included in current liabilities. Imputed interest has been considered but was determined to be immaterial to the financial statements as a whole, and because such advances have been made in the ordinary course of business without anticipation of interest being paid or any other economic benefit to be received.

Note 5 - Stockholders’ Equity

Series A Convertible Preferred Stock

As discussed in the 8-K filed with the SEC on June 29, 2014, during the year ended December 31, 2014, the Company amended its articles of incorporation to designate the previously authorized series A preferred stock to series A convertible preferred stock. The preferred series A 12% convertible shares have a par value of $1, entitle holder to one vote and accrue dividends at 12% per year, paid quarterly. At the option of the holder, the stock can be converted into shares of the Company's common stock. The number of shares to be issued will be determined by dividing the amount of the Series A shares being converted by $0.001.

During the year ended December 31, 2014, the Company issued 120,000 shares of series A convertible preferred stock in exchange for a prepayment of royalties to a related party totaling $120,000. There were 120,000 and -0- shares of series A convertible preferred stock issued and outstanding as of March 31, 2015 and December 31, 2014.

Common Stock

On March 2, 2015, the Company effected a 1:50 reverse stock split. The effects of the reverse split are shown retroactively in these financial statements.

The authorized common stock of the Company consists of 275,000,000 shares and carries a par value of $0.001. During the year ended December 31, 2014, the Company bought back 380,000 post-split shares of common stock into treasury from a former officer for $100. The shares are being carried as treasury shares as reflected on the balance sheet.

There were 3,136,000 common shares issued and 2,756,000 and 3,136,000 outstanding (post-split) at March 31, 2015 and December 31, 2014.

Note 6 - Subsequent Events

We have evaluated subsequent events through the date of this filing and determined there are no additional events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation. Shareholders’ Equity

Plan of Operations

During the second quarter of 2014, the Company exited the Rare Earth Elements business. As part of this exit, the Company assigned the exclusive license issued from 1776729 Ontario Corporation, a related party, for rare earth extraction and carbon credit technologies to its former officer for $100, thus terminating the Company's license in the technologies. Additionally, a full and mutual release was signed by the Company and Great Rock Development Corp. pertaining to the rare earth extraction technology use as described in the Company’s Form 8-K filed on April 29, 2013.

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

Results of Operations

Revenues

Revenues during the three months ended March 31, 2015 and 2014 were $0. We anticipate generating revenues by the third quarter of 2015.

Operating Expenses

Total operating expenses were $11,918 and $12,484 during the three months ended March 31, 2015 and 2014, respectively. The decrease in the current period is the result of decreased professional fees associated with preparing our filings with the SEC as the three months ended March 31, 2014 contained “catch up” work that did not exist during the three months ended March 31, 2015 offset by increased general and administrative expenses associated with catching up past due filings with the Nevada Secretary of State.

Liquidity and Capital Resources

As of March 31, 2015, we had no cash or other current assets and current liabilities of $116,832 creating a working capital deficit of $116,832. Current liabilities as of March 31, 2015 consisted of $68,799 of accounts payable and $48,033 of related party payables.

Cash Used in Operating Activities

Net cash used in operating activities was $10,784 during the three months ended March 31, 2015 compared to $6,209 used for the same period in 2014. The increase in cash used in operating activities is from a smaller increase of accounts payable during the three months ended March 31, 2015 when compared to the three months ended March 31, 2014.

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

Going Concern

Through March 31, 2015, management has devoted most of its activities to developing a market for its products and services. Planned principal activities have begun, clients have entered into material consulting agreements based on contingency fees for which no revenues were generated in 2015 from our current contracts and we have generated minimal revenue since inception.

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

Changes in Internal Control Over Financial Reporting

During the period covered by this report management of the Company was expanded to include more than one individual. As such, there were significant changes in our internal controls during the period. For example, for the time being and until the operations of the company make this impractical all financial transactions involving the Company, including all payments and all agreed upon incurrences of liabilities, require a signature from, or other approval from, the CEO or CFO of Hemcare Health Services. Notwithstanding these changes, as the company was previously a shell company owned and managed by one person, management has no reason to believe that the internal controls in place at that time were insufficient. Furthermore, management believes that until the operations of the Company progress to the point where tight control impedes smooth operations, it will be appropriate and sufficient (from the perspective of internal controls over financial reporting) if approval of the CEO and CFO is required for transactions that are or are reasonably likely to require disclosure in the financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Description of Registrant’s Securities to be Registered

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently 3,136,000 issued and 2,756,000 outstanding, and 5,000,000 shares of series A convertible preferred stock of which there are 120,000 shares issued and outstanding.

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

Hemcare Health Services Inc.

By:	/s/ James Cao	By:	/s/ John Wilkes
	James Cao		John Wilkes
	President and Chief Executive Officer		Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)		(Principal Financial Officer)

	May 14, 2015		May 14, 2015

