Form 10-Q
period 2015-06-30
Hemcare Health Services Inc.
filed 2015-08-20
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-148546

HEMCARE HEALTH SERVICES INC. (FORMERLY NSU RESOURCES INC)
(Exact name of registrant as specified in its charter)

Nevada	20-8248213
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4830 W. Kennedy Blvd., Suite 60, Tampa, FL 33609

(Address of principal executive offices, including zip code.)

(844) 4-HEMCARE, (844) 4-436-2273

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

As of August 19, 2015 the issuer had 141,966,000 shares of common stock issued and 141,586,000 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2015 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED JUNE 30, 2015

PART I

FINANCIAL INFORMATION

Item 1: Financial Statements

HEMCARE HEALTH SERVICES INC.
(formerly NSU RESOURCES, INC.)
Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$76,117	$67,665
Related party payables	50,084	37,249
Total current liabilities	126,201	104,914

Note payable	350,000	-
Total liabilities	476,201	104,914

Stockholders' deficit
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized, 81,170 and 120,000 and shares issued and outstanding at June 30, 2015 and December 31, 2014	81,170	120,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 141,966,000 and 3,136,000 issued; 141,586,000 and 2,756,000 outstanding at June 30, 2015 and December 31, 2014	141,966	3,136
Additional paid in capital	2,344,505	2,377,270
Other comprehensive income	24	24
Treasury stock, 380,000 shares	(100)	(100)
Accumulated deficit	(3,043,766)	(2,605,244)
Total stockholders' deficit	(476,201)	(104,914)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.
(formerly NSU RESOURCES, INC.)
Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	700	-	4,909	-
Professional fees	355,123	7,113	362,832	19,597
Total operating expenses	355,823	7,113	367,741	19,597

Other income (expense)
Other income	-	100	-	100
Interest expense	-	-	(3,546)	-
Excess cost of prepaid royalties over value	(67,235)	(160,105)	(67,235)	(160,105)
Total other income (expense)	(67,235)	(160,005)	(70,781)	(160,005)

Net loss	$(423,058)	$(167,118)	$(438,522)	$(179,602)

Basic and diluted loss per common share	$(0.01)	$(0.05)	$(0.01)	$(0.06)

Weighted average shares outstanding	62,498,967	3,117,871	32,981,470	3,122,023

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.
(formerly NSU RESOURCES, INC.)
Statements of Cash Flows (unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net loss from operations	$(438,522)	$(179,602)
Adjustments to reconcile net loss to net cash used in operating activities
Excess cost of prepaid royalties over value	67,235	160,105
Gain on sale of intangible asset for treasury stock	-	(100)
Note payable entered into for professional fees	350,000	-
Changes in operating assets and liabilities
Prepaid expenses	-	800
Accounts payable and accrued liabilities	8,452	2,110
Net cash provided by (used in) operating activities	(12,835)	(16,687)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from related party loans	12,835	16,687
Net cash provided by financing activities	12,835	16,687

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing activities
Preferred stock issued for prepaid royalties	$100,000	$120,000

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.

(formerly NSU RESOURCES, INC.)

Notes to Unaudited Financial Statements

June 30, 2015

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

Note 2 - Going Concern

The Company had an accumulated deficit of $3,043,766 and a working capital deficit of $126,201 as of June 30, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At June 30, 2015, there were no uncertain tax positions that require accrual.

HEMCARE HEALTH SERVICES INC.

(formerly NSU RESOURCES, INC.)

Notes to Unaudited Financial Statements

June 30, 2015

Note 3 - Significant Accounting Policies (continued)

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company offered no option or other convertible debt instrument issuances, as of June 30, 2015 and 2014, basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.

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

Note 4 - Related Party Transactions

No salaries were paid to directors or executives during the period ended June 30, 2015.

During the six months ended June 30, 2015, the Company received advances from related parties totaling $12,835 to fund operations with a total balance of $50,084 due to related parties as of June 30, 2015. These loans are non-interest bearing, due on demand and, as such, are included in current liabilities. Imputed interest has been considered but was determined to be immaterial to the financial statements as a whole, and because such advances have been made in the ordinary course of business without anticipation of interest being paid or any other economic benefit to be received.

Note 5 - Stockholders’ Equity

Series A Convertible Preferred Stock

As discussed in the 8K filed with the SEC on June 29, 2014, during the year ended December 31, 2014, the Company amended its articles of incorporation to designate the previously authorized series A preferred stock to series A convertible preferred stock. The preferred series A 12% convertible shares have a par value of $1, entitle holder to one vote and accrue dividends at 12% per year, paid quarterly. At the option of the holder, the stock can be converted into shares of the Company's common stock. The number of shares to be issued will be determined by dividing the amount of the Series A shares being converted by $0.001.

During the year ended December 31, 2014, the Company issued 120,000 shares of series A convertible preferred stock in exchange for a prepayment of royalties to a related party totaling $120,000. During the six months ended June 30, 2015, the Company issued 100,000 shares of series A convertible preferred stock in exchange for a prepayment of royalties with a deemed value of $0 due to the undeterminable nature of the true future usable value to the Company. The Company also accepted the conversion notices from certain series A convertible preferred shareholders to convert a total of 138,830 shares of series A preferred stock to 138,830,000 shares of $0.001 par value common stock.

There were 81,170 and 120,000 shares of series A convertible preferred stock issued and outstanding as of June 30, 2015 and December 31, 2014.

HEMCARE HEALTH SERVICES INC.

(formerly NSU RESOURCES, INC.)

Notes to Unaudited Financial Statements

June 30, 2015

Note 5 - Stockholders’ Equity (continued)

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

There were 141,966,000 and 3,136,000 common shares issued and 141,586,000 and 2,756,000 outstanding (post-split) at June 30, 2015 and December 31, 2014, respectively.

Note 6   - Notes Payable

During the six months ended June 30, 2015, the Company entered into a note payable with an unrelated party as a settlement for payment of consulting services provided valued at $350,000. The note carries interest of 9% compounded monthly and is due on November 19, 2016. There was $350,000 of principal and $3,546 of accrued interest due as of June 30, 2015.

Note 7 - Subsequent Events

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

During the six months ended June 30, 2015, the Company shifted its business focus to hemorrhoid medical procedures and entered into a license agreement to open hemorrhoid treatment centers and promote the Ultroid Hemorrhoid System globally. In consideration for the transfer of these rights to the Company, it issued 100,000 shares of series A preferred convertible stock.

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

Results of Operations

Revenues

Revenues during the three and six months ended June 30, 2015 and 2014 were $0. We anticipate generating revenues by the third quarter of 2015 from the sale or the Ultroid Hemorrhoid System.

Operating Expenses

Total operating expenses were $355,823 and $7,113 during the three months ended June 30, 2015 and 2014, respectively and $367,741 and $19,597 during the six months ended June 30, 2015 and 2014, respectively. The increase in the current period is the result of a one-time consulting fee paid during the three months ended June 30, 2015 for procuring the licensing agreement allowing the Company to open hemorrhoid treatment centers and promote the Ultroid Hemorrhoid System globally.

Liquidity and Capital Resources

As of June 30, 2015 we had no cash and $0 of current assets and current liabilities of $126,201 creating a working capital deficit of $126,201. Current liabilities as of June 30, 2015 consisted of $76,117 of accounts payable and accrued liabilities and $50,084 of related party payables.

Cash Used in Operating Activities

Net cash used in operating activities was $12,835 during the six months ended June 30, 2015 compared to $16,687 used for the same period in 2014. The decrease in cash used in operating activities is from an increase in accounts payable during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014 which financed operations.

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

Going Concern

Through June 30, 2015, management has devoted most of its activities to developing a market for its products and services. We have recently executed an agreement whereby the Company was transferred the rights to distribute and sell a unique hemorrhoid treatment product. We have yet to generate revenues from the sale of this product, have no cash on hand and have a working capital deficit of $126,201 which raises substantial doubt for the entity to be able to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Description of Registrant’s Securities to be Registered

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently 141,966,000 issued and 141,586,000 outstanding, and 5,000,000 shares of series A convertible preferred stock authorized of which there are 81,170 shares issued and outstanding.

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

Hemcare Health Services Inc.

By:

/s/ James Cao	/s/ John Wilkes
James Cao	John Wilkes
President and Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)
August 19, 2015	August 19, 2015

