Form 10-Q
period 2015-09-30
Hemcare Health Services Inc.
filed 2015-11-23
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-148546

HEMCARE HEALTH SERVICES INC. (FORMERLY NSU RESOURCES INC)
(Exact name of registrant as specified in its charter)

Nevada	20-8248213
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4830 W. Kennedy Blvd., Suite 600, Tampa, FL 33609 (Address of principal executive offices, including zip code.)

(844) 4-HEMCARE, (844) 4-436-2273
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of "large accelerated filed," "accelerated filer" and "smaller reporting Company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 23, 2015 the issuer had 141,236,000 shares of common stock issued and 141,586,000 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2015 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2015

PART I

FINANCIAL INFORMATION

Item 1: Financial Statements

HEMCARE HEALTH SERVICES INC.
Balance Sheets (Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash	$652	$-
Other current asset	1,995	-
Total current assets	2,647	-

Total assets	$2,647	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$80,094	$67,665
Dividends payable	16,545	-
Related party payables	37,249	37,249
Convertible notes payable, net of discounts $31,902 and $0	3,082	-
Total current liabilities	136,970	104,914

Notes payable, net of current portion	350,000	-
Total liabilities	486,970	104,914

Stockholders' deficit
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized, 81,170 and 120,000 and shares issued and outstanding at September 30, 2015 and December 31, 2014	81,170	120,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 141,236,000 and 3,136,000 issued; 140,856,000 and 2,756,000 outstanding at September 30, 2015 and December 31, 2014	141,236	3,136
Additional paid in capital	2,512,591	2,377,270
Other comprehensive income	24	24
Treasury stock, 380,000 shares	(100)	(100)
Accumulated deficit	(3,219,244)	(2,605,244)
Total stockholders' deficit	(484,323)	(104,914)

Total liabilities and stockholders' deficit	$2,647	$-

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.
Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	13,025	-	17,934	-
Professional fees	3,095	4,108	365,927	23,705
Total operating expenses	16,120	4,108	383,861	23,705

Other income (expense)
Other income	-	-	937	100
Interest expense	(11,378)	-	(14,924)	-
Excess cost of prepaid royalties over value	(132,372)	(144,000)	(199,607)	(160,105)
Total other income (expense)	(143,750)	(144,000)	(213,594)	(160,005)

Net loss	$(159,870)	$(148,108)	$(597,455)	$(183,710)

Basic and diluted loss per common share	$(0.00)	$(0.05)	$(0.01)	$(0.06)

Weighted average shares outstanding	141,664,478	2,746,222	69,607,245	2,995,380

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.
Statement of Changes in Stockholders' Deficit (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Other comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	income	Stock	Deficit	Total
Balance, December 31, 2013	-	$-	3,136,000	$3,136	$2,337,165	$24	$-	$(2,418,899)	$(78,574)

Preferred shares issued for prepayment of royalty	120,000	120,000	-	-	40,105	-	-	-	160,105
Treasury stock exchanged for asset	-	-	-	-	-	-	(100)	-	(100)
Net loss, year ended December 31, 2014	-	-	-	-	-	-	-	(186,345)	(186,345)
Balance, December 31, 2014	120,000	120,000	3,136,000	3,136	2,377,270	24	(100)	(2,605,244)	(104,914)

Preferred shares issued for prepayment of royalty	100,000	100,000	-	-	99,607	-	-	-	199,607
Conversion of preferred shares to common shares	(138,830)	(138,830)	138,830,000	138,830	-	-	-	-	-
Recession of common shares	-	-	(730,000)	(730)	730	-	-	-	-
Beneficial conversion features recorded as debt discounts	-	-	-	-	34,984	-	-	-	34,984
Dividend declared on preferred stock	-	-	-	-	-	-	-	(16,545)	(16,545)
Net loss, period ended September 30, 2015	-	-	-	-	-	-	-	(597,455)	(597,455)
	81,170	$81,170	141,236,000	$141,236	$2,512,591	$24	$(100)	$(3,219,244)	$(484,323)

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.
Statements of Cash Flows (unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss from operations	$(597,455)	$(183,710)
Adjustments to reconcile net loss to net cash used in operating activities
Excess cost of prepaid royalties over value	199,607	160,105
Gain on sale of intangible asset for treasury stock	-	(100)
Note payable entered into for professional fees	350,000	-
Amortization of debt discounts	3,082	-
Changes in operating assets and liabilities
Prepaid expenses	-	800
Other current asset	(1,995)	-
Accounts payable and accrued liabilities	12,429	5,608
Net cash provided by (used in) operating activities	(34,332)	(17,297)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from convertible notes payable	19,200	-
Proceeds from related party loans	15,784	17,297
Net cash provided by financing activities	34,984	17,297

Net change in cash	652	-
Cash at beginning of period	-	-
Cash at end of period	$652	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Preferred stock issued for prepaid royalties	$100,000	$120,000
Convertible notes entered into in exchange for related party payable	$15,784	$-
Note payable entered into for professional fees	$350,000	$-

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements
September 30, 2015

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements of Hemcare Health Services Inc. (formerly NSU Resources, Inc.) (collectively referred to herein as "Hemcare Health Services", "Hemcare", or the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended December 31, 2014 and notes thereto contained in the Company's Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the form 10-K have been omitted.

Note 2 - Going Concern

The Company had an accumulated deficit of $3,219,244 and a working capital deficit of $134,343 as of September 30, 2015. These matters raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company's existence depends upon its ability to obtain additional capital. Management's plans in regards to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At September 30, 2015, there were no uncertain tax positions that require accrual.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

September 30, 2015

Note 3 - Significant Accounting Policies (continued)

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company reported net losses for the three and nine months ended September 30, 2015 and 2014, basic and diluted loss per share was the same as any outstanding instruments would have an anti-dilutive effect.

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

Note 4 - Related Party Transactions

No salaries were paid to directors or executives during the period ended September 30, 2015.

During the nine months ended September 30, 2015, the Company received advances net of repayments from related parties totaling $15,784 to fund operations with a total balance of $37,249 due to related parties as of September 30, 2015. Additionally, the Company entered into a convertible note payable for $15,784 in exchange for a reduction in related party payables of an equal amount. These loans are non-interest bearing, due on demand and, as such, are included in current liabilities. Imputed interest has been considered but was determined to be immaterial to the financial statements as a whole, and because such advances have been made in the ordinary course of business without anticipation of interest being paid or any other economic benefit to be received.

Note 5 – Stockholders' Equity

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

During the year ended December 31, 2014, the Company issued 120,000 shares of series A convertible preferred stock in exchange for a prepayment of royalties to a related party totaling $120,000. During the nine months ended September 30, 2015, the Company issued 100,000 shares of series A convertible preferred stock in exchange for a prepayment of royalties with a deemed value of $0 due to the undeterminable nature of the true future usable value to the Company. The Company also accepted the conversion notices from certain series A convertible preferred shareholders to convert a total of 138,830 shares of series A preferred stock to 138,830,000 shares of $0.001 par value common stock.

The excess of the value of the preferred shares issued in excess of the value of the prepaid royalties has been expensed as a financing cost.

There were 81,170 and 120,000 shares of series A convertible preferred stock issued and outstanding as of September 30, 2015 and December 31, 2014. Additionally, the Company had accrued dividends payable on series A convertible preferred stock totaling $16,545 and $0 at September 30, 2015 and December 31, 2014.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

September 30, 2015

Note 5 – Stockholders' Equity (continued)

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

On August 24, 2015, the Company rescinded 730,000 common shares previously issued pursuant to certain agreements. The Company determined the holders did not have legal right to the shares as issued.

There were 141,236,000 and 3,136,000 common shares issued and 140,856,000 and 2,756,000 outstanding (post-split) at September 30, 2015 and December 31, 2014, respectively.

Note 6 – Notes Payable

During the nine months ended September 30, 2015, the Company entered into a note payable with an unrelated party as a settlement for payment of consulting services provided valued at $350,000. The note carries interest of 9% compounded annually and is due on November 19, 2016. There was $350,000 of principal and $11,361 of accrued interest due as of September 30, 2015.

Note 7 – Convertible Notes Payable

During the nine months ended September 30, 2015, the Company entered into two separate convertible notes payable with unrelated parties resulting in net cash proceeds to the Company totalling $19,200 and a reduction to related party payables of $15,784. Each note is convertible into common stock of the Company at the option of the noteholder at a rate of $0.01 per share. The Company measured the value of the beneficial conversion feature of each note and recorded a discount equal to the face value of the note on the date of issuance. The discounts will be recognized ratably over the lives of the notes through the due dates as shown below. A summary of the outstanding convertible notes payable as of September 30, 2015 follows:

	Due Date	Principal	Discount	Net Value
Noteholder 1	9/1/2016	$19,200	$(17,675)	$1,525
Noteholder 2	8/25/2016	15,784	(14,227)	1,557
Total		$34,984	$(31,902)	$3,082

Note 8 - Subsequent Events

We have evaluated subsequent events through the date of this filing and determined there are no additional events to disclose.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.Shareholders' Equity

Plan of Operations

During the second quarter of 2014, the Company exited the Rare Earth Elements business. As part of this exit, the Company assigned the exclusive license issued from 1776729 Ontario Corporation, a related party, for rare earth extraction and carbon credit technologies to its former officer for $100, thus terminating the Company's license in the technologies. Additionally, a full and mutual release was signed by the Company and Great Rock Development Corp. pertaining to the rare earth extraction technology use as described in the Company's Form 8-K filed on April 29, 2013.

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

During the nine months ended September 30, 2015, the Company shifted its business focus to hemorrhoid medical procedures and entered into a license agreement to open hemorrhoid treatment centers and promote the Ultroid Hemorrhoid System globally. In consideration for the transfer of these rights to the Company, it issued 100,000 shares of series A preferred convertible stock.

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

Results of Operations

Revenues

Revenues during the three and nine months ended September 30, 2015 and 2014 were $0. The timing of generating revenues from the sale or the Ultroid Hemorrhoid System is presently undeterminable.

Operating Expenses

Total operating expenses were $16,120 and $4,108 during the three months ended September 30, 2015 and 2014, respectively and $383,861 and $23,705 during the nine months ended September 30, 2015 and 2014, respectively. The increase in the current period is the result of a one-time consulting fee paid during the second quarter of 2015 for procuring the licensing agreement allowing the Company to open hemorrhoid treatment centers and promote the Ultroid Hemorrhoid System globally.

Liquidity and Capital Resources

As of September 30, 2015 we had $652 of cash, total current assets of $2,647 and current liabilities of $136,970 creating a working capital deficit of $134,323. Current liabilities as of September 30, 2015 consisted of $80,094 of accounts payable and accrued liabilities, $37,249 of related party payables, $16,545 of dividends payable and convertible notes payable net of discounts of $31,902 totaling $3,082.

Cash Used in Operating Activities

Net cash used in operating activities was $34,332 during the nine months ended September 30, 2015 compared to $17,297 used for the same period in 2014. The increase in cash used in operating activities is from an increase in operating expenses incurred during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014 which financed operations.

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

Going Concern

Through September 30, 2015, management has devoted most of its activities to developing a market for its products and services. We have recently executed an agreement whereby the Company was transferred the rights to distribute and sell a unique hemorrhoid treatment product. We have yet to generate revenues from the sale of this product, have no cash on hand and have a working capital deficit of $134,323 which raises substantial doubt for the entity to be able to continue as a going concern.

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

Lawsuits

To management's knowledge there is no pending, or threatened lawsuit against the Company

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (as our chief executive officer and chief financial officer), to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of management, including our Chief Executive Officer, who is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, conducted an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer concluded that these controls are not effective considering the level and nature of the Company's operations and the number and types of transactions concluded by the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Description of Registrant's Securities to be Registered

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently 141,966,000 issued and 141,586,000 outstanding, and 5,000,000shares of series A convertible preferred stock authorized of which there are 81,170 shares issued and outstanding.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101	XBRL Interactive Data Files

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hemcare Health Services Inc.

By:

/s/ James Cao	/s/ James Cao
James Cao	James Cao
President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)

November 23, 2015	November 23, 2015

