Form 10-K
period 2015-12-31
Hemcare Health Services Inc.
filed 2016-05-23
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

Commission File Number: 333-148546

HEMCARE HEALTH SERVICES INC.

(FORMERLY NSU RESOURCES INC)

(Exact name of registrant as specified in its charter)

NEVADA	20-8248213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4830 W. Kennedy Blvd., Suite 600, Tampa, FL 33609

(Address of principal executive offices, including zip code)

(844) 4-HEMCARE, (844) 4-436-2273

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

As of May 23, 2016 the issuer had 142,162,211 shares of common stock issued and 141,782,211 shares of common stock outstanding.

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

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements.  References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Hemcare Health Services" "we," "our," "HCRE," and "us" refer to Hemcare Health Services, Inc. (formerly NSU Resrouces, Inc.).

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by Hemcare Health Services Inc. with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Hemcare Health Services Inc. with the SEC may also be obtained from Hemcare Health Services Inc. by directing a request to Hemcare Health Services Inc., Attention: John Wilkes 3800 Paddock Road, R.R. #5, Claremont, Ontario, Canada L1Y 1A2.

ITEM 1	BUSINESS.

General

Hemcare Health Services Inc. (formerly NSU Resources Inc) ("The Company") was incorporated on January 17, 2007, under the laws of the State of Nevada.  The principal offices are located at 4830 W. Kennedy Blvd., Suite 600, Tampa, FL 33609. The telephone number is (844) 4-436-2273.  The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.  Our fiscal year end is December 31.

Description of Business

The Company's business plan and objective is to focus on hemorrhoid medical procedures for which it entered into a license agreement to open hemorrhoid treatment centers and promote the Ultroid Hemorrhoid System globally.

Employees

Currently there are no employees of the Company; however, several other employees will be needed to implement the Company's business plan.

Research and Development Expenditures

Since the time of our incorporation we have not incurred any research or development expenditures.

Business Strategy

During the second quarter of 2014, the Company exited the Rare Earth Elements business. As part of this exit, the Company assigned the exclusive license issued from 1776729 Ontario Corporation, a related party, for rare earth extraction and carbon credit technologies to its former officer for $100, thus terminating the Company's license in the technologies. Additionally, a full and mutual release was signed by the Company and Great Rock Development Corp. pertaining to the rare earth extraction technology use as described in the Company's Form 8K filed on April 29, 2013.

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

During the year ended December 31, 2015, the Company shifted its business focus to hemorrhoid medical procedures and entered into a license agreement to open hemorrhoid treatment centers and promote the Ultroid Hemorrhoid System globally. In consideration for the transfer of these rights to the Company, it issued 100,000 shares of series A preferred convertible stock.

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

The Company currently has no cash available.  This amount will not be enough to pay the legal, accounting, and filing fees that is required to maintain our status as a reporting company, which is currently estimated at $20,000 for fiscal year 2016.  If we can no longer be a reporting company our common stock would no longer be eligible for quotation on the Over-the-Counter Bulletin Board.  This would result in there being no public market for an investor to trade our common stock and any investment made would be lost in its entirety.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on January 17, 2007 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2015 our net loss since inception is $3,254,352.  Based upon current plans, we expect to incur operating losses in future periods. Failure to generate revenues will cause us to suspend or cease activities.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2015.

We evaluated our existing controls for the year ended December 31, 2015. Our Chief Executive Officer identified material weaknesses, specifically a poor segregation of duties, in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2015. The identified material weaknesses did not result in material audit adjustments to our 2015 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

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

Further, we believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal financial interests and the fiduciary duty to our stockholders. Further, our management's own financial interests may at some point compromise their fiduciary duty to our stockholders. John Wilkes and James Cao, who are the Company's sole officers and a majority of its directors, continue to be involved in businesses that operate and commercialize technologies that are similar or related to the Company's, although those businesses exploit and seek to exploit different applications and opportunities. In addition, although it is anticipated that these individuals will spend significant time and effort developing our business, it is possible that they will be exposed to business or employment opportunities that would conflict with the interests of the Company, or cause them to reduce their efforts on the Company's behalf or to entirely cease working with the Company. If we and any other businesses with which our officers are involved wish to take advantage of the same opportunity, then the officer and director that is affiliated with both companies would abstain from voting upon the opportunity.

Future success is highly dependent on the ability of management to further develop and implement a business plan, and secure customers.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our activities will depend on the availability of finances, opportunities relating to carbon trading, offset and reduction regimes, greenhouse gas emission reduction programs, government regulations and economic conditions in the forestry and timber industries. As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to consummate a business combination. The Company has had no recent operating history and no revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without realizing significant revenues for the foreseeable future, at least until the market opportunities for the Company's services and technology develops and the demand for our services becomes more proven and regular. This will likely result in our incurring net operating losses for the foreseeable future. We cannot assure that our business will develop as hoped, or that it will become profitable.

Our business may have no revenues for the foreseeable future.

We have had no revenues from operations. Although the technologies offer potential, we may not realize any revenues unless and until we successfully develop a revenue stream from the use of existing licenses.

We may issue more shares to raise additional capital, and permit the development of the Company's business.

As a result, the shareholdings of current shareholders may be diluted. Our Articles of Incorporation authorizes the issuance of a maximum of 275,000,000 shares of common stock. We may issue additional shares from time to time to raise the capital that we anticipate will be required to further develop our business. Any share issuance would be subject to compliance with applicable securities laws and subject to that limitation, unless our Articles of Incorporation are amended with approval of our stockholders. This may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued from time to time may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

There is limited public market for our Common Stock, and we have never paid dividends on our Common Stock.

There is limited public trading market for our common stock which is listed on OTCQB: HCRE and none is expected to develop until our business develops further. Additionally, we have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy. Moreover, a significant number of unregistered securities may not become traded. Pursuant to the Securities Act of 1933, as amended (the "Securities Act") and any other applicable securities laws or regulations these restrictions will limit the ability of our stockholders to liquidate their investment.

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

The Securities and Exchange Commission has adopted certain rules under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are applicable to "penny stocks". For the purposes relevant to us, a "penny stock" is any equity security that has a market price of less than $5.00 per share or has an exercise or conversion price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks;
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased; and
•	that a broker or dealer provide certain detailed market information about the market for the applicable company's securities.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES.

We do not own any property; the principal offices are located at 4830 W. Kennedy Blvd., Suite 600, Tampa, FL 33609. The telephone number is (844) 4-436-2273.

ITEM 3	LEGAL PROCEEDINGS.

Hemcare Health Services, Inc. is not currently a party to any legal proceedings.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 None

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol HCRE.  The stock trades are limited and sporadic; there is no established public trading market for our common stock.

Dividends

We declared $19,000 of dividends on preferred stock during the year ended December 31, 2015 and anticipate declaring dividends on preferred stock at the same rate during the year ended December 31, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

There is no stock option plan in place for the company.

Recent Sales of Unregistered Securities

There was no sale of unregistered securities during the year ended December 31, 2015.

Securities issued in 2015

During the year ended December 31, 2015, the Company issued a total of 100,000 shares of Series A Preferred Stock in exchange for a prepaid royalty, issued 26,211 common shares as rounding from our 1:50 stock split from March 2015, issued 138,830,000 common shares for the conversion of 138,830 shares of Series A Preferred Stock, rescinded 730,000 common shares and issued 900,000 common shares for cash proceeds of $45,000.

ITEM 6	SELECTED FINANCIAL DATA.

Summary of Financial Data

	December 31, 2015	December 31, 2014
Revenues	$-	$-

Operating Expenses	$399,261	$26,340

Earnings (Loss)	$(630,108)	$(186,345)

Total Assets	$22,964	$-

Liabilities	$497,395	$104,914

Stockholders' Deficit	$(474,431)	$(104,914)

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Hemcare Health Serivces Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the year ended December 31, 2015.

Plan of Operations

Liquidity and Capital Resources. As of December 31, 2015 we had cash on hand of $20,334 and we had liabilities of $497,395. We must secure additional funds in order to continue our business. We were required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees and may be required to secure additional financing to fund future filings.  We believe that we will be able to obtain this loan from a current shareholder of the Company; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $20,000 for the year ending December 31, 2016).  Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. Total operating expenses were $399,261 during the year ended December 31, 2015 compared to $26,340 during the year ended December 31, 2014. The increase in expenses is from the Company incurring increased professional fees associated with broker fees paid for securing the license agreement to distribute the Ultroid Hemorrhoid System.

Other Income (Expense): Other expenses totaled $230,847 during the year ended December 31, 2015 compared to $160,005 during the year ended December 31, 2014. The increase in other expenses is mostly attributable to an increase in excess cost of prepaid royalties over value and $32,177 of interest expenses incurred during the year ended December 31, 2015 on notes entered into during that year.

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

Disclosure Controls and Procedures

Management of Hemcare Health Services Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be "material weaknesses."

The Company will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, the Company will enhance and test our year-end financial close process. Additionally, the Company's management will increase its review of our disclosure controls and procedures. Finally, we plan to designate individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management's Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2015 was not effective in the specific areas described in the "Disclosure Controls and Procedures" section above and as specifically described in the paragraphs below.

As of December 31, 2015 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company's internal controls over its financial reporting processes:

•

Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company's internal controls over its financial reporting processes.

•

Representative with Financial Expertise — For the year ending December 31, 2015, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company's internal controls over its financial reporting processes.

•

Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company's internal controls over its financial reporting processes.

•

Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company's internal controls over its financial reporting processes.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company's executive officers and directors and their respective age as of December 31, 2015 are as follows:

Directors:

Name of Director	Age
James Cao	52
John Wilkes	54

Executive Officer:

Name of Officer	Age	Officer
James Cao	52	President and CEO
John Wilkes	54	Chief Financial Officer, Secretary and Treasurer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

James Cao

Mr. James Cao, (52) has 20+ years of experience operating business enterprises, including business to business and business to consumer activities.

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

John Wilkes

Mr. Wilkes, M.B.A., C.P.A., C.A. (54) earned his C.A. designation with Price Waterhouse in Toronto, Canada. Upon obtaining his designation he worked privately for a brief period of time before joining Coopers & Lybrand in Toronto, Canada. While there Mr. Wilkes focused on insolvency and Mergers and Acquisitions. In the early '90's Mr. Wilkes joined a junior investment bank called Pagun Corporation where he spent most of his time evaluating environmental technologies. Since 2005, Mr. Wilkes has been an Independent Investment Management Professional, making private investments in both private and public companies that, for the most part, have their core business in the environmental space.

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

Code of Ethics. We have not adopted a Code of Ethics for our principal executive and financial officers.

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation

John Wilkes Director	2015	0	0	0	0	0	0	0

James Cao Chief Executive Officer	2015	0	0	0	0	0	0	5,540

There has been no cash payment outside of the amounts above paid to the individuals above for services rendered in all capacities to us for the year ended December 31, 2015. Minimal compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the year ended December 31, 2015.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to the Company to own more than 5% of the outstanding common stock as of December 31, 2015 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial Owner	Amount of Stock Owned	% Ownership

Tom Krutulis	22,832,000	16.1%

Jaswinder Singh	12,215,000	8.6%

Gilles Trahan	10,530,000	7.4%

Tran Tran	10,000,000	7.0%

All Others	86,585,211	60.9%

Total issued	142,162,211	100%

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2015, there were no other material transactions between the Company and any Officer, Director or related party that has not been disclosed in footnote 5 to the financial statements. Additionally, there are no Officers, Directors or other related parties that since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

During the years ended December 31, 2015 and 2014, the Company incurred auditing expenses of approximately $10,375 and $16,125.  There were no other audit related services or tax fees incurred.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation
3.2	By-Laws
23.1	Consent of Accountant
31.1	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
101	XBRL Interactive Data Files

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ James Cao	/s/ John Wilkes
James Cao	John Wilkes
President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)

May 23, 2016	May 23, 2016

HEMCARE HEALTH SERVICES INC.

(Formerly NSU Resources Inc.)

Financial Statements

December 31, 2015 and 2014

F-1

HEMCARE HEALTH SERVICES INC.

(Formerly NSU Resources Inc.)

Financial Statements

December 31, 2015 and 2014

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hemcare Health Services Inc. (Formerly NSU Resources Inc.)

Tampa, FL

We have audited the accompanying balance sheets of Hemcare Health Services Inc. (Formerly NSU Resources Inc.) as of December 31, 2015 and 2014 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hemcare Health Services Inc. (Formerly NSU Resources Inc.) as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (2). The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah 84025

May 23, 2016

HEMCARE HEALTH SERVICES INC.
Balance Sheets

	December 31,
	2015	2014
ASSETS
Current assets
Cash	$20,334	$-
Prepaid expenses	2,630	-
Total current assets	22,964	-

Total assets	$22,964	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$86,896	$67,665
Dividends payable	19,000	-
Related party payables	37,249	37,249
Current notes payables	350,000	-
Related party convertible notes payable, net of discounts $10,249 and $0	385	-
Convertible notes payable, net of discounts $12,835 and $0	3,865	-
Total current liabilities	497,395	104,914

Stockholders' deficit
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized, 81,170 and 120,000 and shares issued and outstanding at December 31, 2015 and 2014	81,170	120,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 142,162,211 and 3,136,000 issued; 141,782,211 and 2,756,000 outstanding at December 31, 2015 and 2014	142,162	3,136
Additional paid in capital	2,556,665	2,377,270
Other comprehensive income	24	24
Treasury stock, 380,000 shares	(100)	(100)
Accumulated deficit	(3,254,352)	(2,605,244)
Total stockholders' deficit	(474,431)	(104,914)

Total liabilities and stockholders' deficit	$22,964	$-

See accompanying notes to financial statements.

HEMCARE HEALTH SERVICES INC.
Statements of Operations

	Year ended December 31,
	2015	2014

Revenue	$-	$-
Operating expenses
General and administrative	23,977	-
Professional fees	375,284	26,340
Total operating expenses	399,261	26,340

Other income (expense)
Other income	937	100
Interest expense	(32,177)	-
Excess cost of prepaid royalties over value	(199,607)	(160,105)
Total other income (expense)	(230,847)	(160,005)

Net loss	$(630,108)	$(186,345)

Preferred stock dividends payable	(19,000)	-
Net loss attributable to common shareholders	$(649,108)	$(186,345)

Basic and diluted loss per common share	$(0.01)	$(0.06)

Weighted average shares outstanding	87,783,992	2,932,578

See accompanying notes to financial statements.

HEMCARE HEALTH SERVICES INC.
Statement of Changes in Stockholders' Deficit

	Preferred Stock		Common Stock		Additional Paid-	Other comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	in Capital	income	Stock	Deficit	Total

Balance, December 31, 2013	-	$-	3,136,000	$3,136	$2,337,165	$24	$-	$(2,418,899)	$(78,574)

Preferred shares issued for prepayment of royalty	120,000	120,000	-	-	40,105	-	-	-	160,105
Treasury stock exchanged for asset	-	-	(380,000)	-	-	-	(100)	-	(100)
Net loss, year ended December 31, 2014	-	-	-	-	-	-	-	(186,345)	(186,345)
Balance, December 31, 2014	120,000	120,000	2,756,000	3,136	2,377,270	24	(100)	(2,605,244)	(104,914)

Preferred shares issued for prepayment of royalty	100,000	100,000	-	-	99,607	-	-	-	199,607
Conversion of preferred shares to common shares	(138,830)	(138,830)	138,830,000	138,830	-	-	-	-	-
Issuance of common shares for rounding in stock split			26,211	26	(26)	-	-	-	-
Recession of common shares	-	-	(730,000)	(730)	730	-	-	-	-
Common stock issued for cash	-	-	900,000	900	44,100	-	-	-	45,000
Beneficial conversion features recorded as debt discounts	-	-	-	-	34,984	-	-	-	34,984
Dividend declared on preferred stock	-	-	-	-	-	-	-	(19,000)	(19,000)
Net loss, year ended December 31, 2015	-	-	-	-	-	-	-	(630,108)	(630,108)
	81,170	$81,170	141,782,211	$142,162	$2,556,665	$24	$(100)	$(3,254,352)	$(474,431)

See accompanying notes to financial statements.

HEMCARE HEALTH SERVICES INC.
Statements of Cash Flows

	Year ended December 31,
	2015	2014
Cash flows from operating activities
Net loss from operations	$(630,108)	$(186,345)
Adjustments to reconcile net loss to net cash used in operating activities
Excess cost of prepaid royalties over value	199,607	160,105
Gain on sale of intangible asset for treasury stock	-	(100)
Note payable entered into for professional fees	350,000	-
Amortization of debt discounts	11,900	-
Expenses paid on behalf of company by related parties	15,784	18,035
Changes in operating assets and liabilities
Prepaid expenses	(2,630)	800
Accounts payable and accrued liabilities	19,231	7,505
Net cash provided by (used in) operating activities	(36,216)	-

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from convertible notes payable	19,700	-
Repayments of convertible notes payable	(3,000)
Repayments of related party convertible notes payable	(5,150)
Proceeds from sale of common stock	45,000	-
Net cash provided by financing activities	56,550	-

Net change in cash	20,334	-
Cash at beginning of period	-	-
Cash at end of period	$20,334	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Preferred stock issued for prepaid royalties	$100,000	$120,000
Related party convertible notes entered into in exchange for related party payable	$15,784	$-
Note payable entered into for professional fees	$350,000	$-

See accompanying notes to financial statements.

HEMCARE HEALTH SERVICES INC.

(Formerly NSU Resources, Inc.)

Notes to Financial Statements

December 31, 2015 and 2014

Note 1 – Nature of Business

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

The former business of the Company was to provide personal care services to elderly, physically disabled or other home-bound individuals suffering infirmity. During the year ended December 31, 2009, the board of directors changed the Company's focus toward the manufacture and sale of fire retardant products. The Company then changed its focus to the licensing of certain technologies related to rare earth minerals mining then to having the exclusive rights to the use of Optimum Performance (a proprietary formulation of a highly potent all-in-one daily feed supplement for the Horse industry. Currently, the Company has shifted its focus to hemorrhoid medical procedures and entered into a license agreement to open hemorrhoid treatment centers and promote the Ultroid Hemorrhoid System globally

Note 2 – Significant Accounting Policies

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2015 or 2014.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with FASB ASC Topic 740 (formally SFAS No. 109 "Accounting for Income Taxes").  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Revenue Recognition

Revenue is recognized when persuasive evidence of an agreement exists, the price is fixed or determinable, goods are delivered or services performed and collectability is reasonably assured. The Company did not generate any revenues during the years ended December 31, 2015 or 2014.

Convertible debt

The Company records a beneficial conversion feature related to the issuance of convertible debts that have conversion features at fixed or adjustable rates. The beneficial conversion feature for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features. The beneficial conversion feature will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes.

HEMCARE HEALTH SERVICES INC.

(Formerly NSU Resources, Inc.)

Notes to Financial Statements

December 31, 2015 and 2014

Note 2 – Significant Accounting Policies (continued)

Share Based Expenses

The Company complies with FASB ASC Topic 718 Compensation—Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that is based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 primarily focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted FASB ASC Topic 718 upon formation of the Company and expenses share based costs in the period incurred.

Going concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has no cash, no material assets, accumulated losses of $3,428,812, a working capital deficit of $118,891, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

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

Level 2 – inputs that are observable in the marketplace other than those inputs classified as Level 1.

Level 3 – inputs that are unobservable in the marketplace and significant to the valuation.

The Company has no assets or liabilities that are required to be carried at fair value. Accounts payable and related party payables have fair values that approximate the carrying value due to the short term nature of these instruments.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

HEMCARE HEALTH SERVICES INC.

(Formerly NSU Resources, Inc.)

Notes to Financial Statements

December 31, 2015 and 2014

Note 2 – Significant Accounting Policies (continued)

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC Topic 260 (formerly SFAS No. 128, Earnings Per Share). The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. The Company had 84,668,400 common stock equivalents that were excluded from earnings per share due to the anti-dilutive nature.

Note 3 – Stockholders' Equity

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

During the year ended December 31, 2014, the Company issued 120,000 shares of series A convertible preferred stock in exchange for a prepayment of royalties to a related party totaling $120,000. During year ended December 31, 2015, the Company issued 100,000 shares of series A convertible preferred stock in exchange for a prepayment of royalties with a deemed value of $0 due to the undeterminable nature of the true future usable value to the Company. The Company also accepted the conversion notices from certain series A convertible preferred shareholders to convert a total of 138,830 shares of series A preferred stock to 138,830,000 shares of $0.001 par value common stock.

The excess of the value of the preferred shares issued in excess of the value of the prepaid royalties has been expensed as a financing cost.

There were 81,170 and 120,000 shares of series A convertible preferred stock issued and outstanding as of December 31, 2015 and 2014. Additionally, the Company had accrued dividends payable on series A convertible preferred stock totaling $19,000 and $0 at December 31, 2015 and 2014.

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

During the year ended December 31, 2015, the Company rescinded 730,000 common shares previously issued pursuant to certain agreements. The Company determined the holders did not have legal right to the shares as issued.

During the year ended December 31, 2015, the Company issued 138,830,000 common shares from the conversion of 138,830 shares of Series A Preferred Stock.

During the year ended December 31, 2015, the Company issued 900,000 shares of common stock for total cash proceeds of $45,000 and 26,211 shares to account for rounding in our 1:50 stock split as previously discussed.

There were 142,162,211 and 3,136,000 common shares issued and 141,782,211 and 2,756,000 outstanding (post-split) at December 31, 2015 and 2014, respectively.

Note 4 – Income Taxes

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

The sources and tax effects of the temporary differences for the periods presented are as follows:

HEMCARE HEALTH SERVICES INC.

(Formerly NSU Resources, Inc.)

Notes to Financial Statements

December 31, 2015 and 2014

Note 4 – Income Taxes (continued)

	December 31, 2015	December 31, 2014
Net operating loss carry forward	$748,640	$318,139
Applicable Canadian Federal and Provincial tax rates	26.5%	26.5%
Deferred tax asset	198,390	84,307
Valuation allowance	(198,390)	(84,307)
Net deferred tax asset	$-	$-

This represents an increase in the net operating loss carry forward of $430,501 and $19,869 for the years ended December 31, 2015 and 2014. A reconciliation of income taxes computed at the United States federal statutory rate of 35% to the income tax recorded is as follows:

	December 31, 2015	December 31, 2014

Tax benefit at United States Federal statutory rate (35%)	$220,538	$65,221
Differences in U.S. and Canadian tax rates on provision	(36,592)	(15,839)
Non-deductible losses-prepaids	(69,862)	(42,428)
Increase in valuation allowance	(114,083)	(6,954)
Income tax provision	$-	$-

This represents an increase in the valuation allowance of $114,083 and $6,954 for the years ended December 31, 2015 and 2014. The Company did not pay any income taxes during the years ended December 31, 2015 or 2014, or since inception.

The net federal operating loss carry forward will begin to expire in 2026.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381. Tax years commencing in 2012 remain open for examination by the IRS, where applicable.

Note 5 – Related Party Transactions

During the years ended December 31, 2015 and 2014, the Company received loans from its officers totaling $15,784 and $18,035 to fund operations via expenses paid directly to vendors on behalf of the Company. These loans are non-interest bearing, are due on demand and as such included in current liabilities. Imputed interest has been considered, but determined to be immaterial to the financial statements as a whole.

On August 8, 2015, the Company entered into a convertible note payable for $15,784 in exchange for the related party payable incurred from expenses paid on behalf of the Company. The note carries interest at a rate of 6% per annum, is due on August 24, 2016 and may be converted into common stock of the Company at the option of the noteholder at a rate of $.01 per share. The beneficial conversion feature in the note created a debt discount of $15,784 of which $5,535 was recognized during the year ended December 31, 2015 leaving an unamortized discount of $10,249 as of December 31, 2015 that will be recognized over the remaining life of the note. There was $10,634 of interest plus accrued interest totaling $360 due as of December 31, 2015.

HEMCARE HEALTH SERVICES INC.

(Formerly NSU Resources, Inc.)

Notes to Financial Statements

December 31, 2015 and 2014

Note 6 – Excess Cost of Prepaid Royalties Over Value

During the year ended December 31, 2014, the Company issued a total of 120,000 preferred shares of $1 par value Series A convertible preferred stock. The shares carried a value of $160,105 resulting in an immediate excess payment over value of $160,105 based on the Company's determination that it may not realize value for the prepayment resulting in a full charge-off to operations for $160,105.

During the year ended December 31, 2015, the Company issued a total of 100,000 preferred shares of $1 par value Series A convertible preferred stock. The shares carried a value of $199,607 resulting in an immediate excess payment over value of $199,607 based on the Company's determination that it may not realize value for the prepayment resulting in a full charge-off to operations for $199,607.

Note 7 – Notes Payable

During the year ended December 31, 2015, the Company entered into a note payable with an unrelated party as a settlement for payment of consulting services provided valued at $350,000. The note carries interest of 9% compounded annually and is due on November 19, 2016. There was $350,000 of principal and $19,504 of accrued interest due as of December 31, 2015. Accrued interest payable is included in "accounts payable and accrued liabilities" on the balance sheet.

Note 8 – Convertible Notes Payable

During the year ended December 31, 2015, the Company entered into a convertible note payable with an unrelated party resulting in net cash proceeds to the Company totaling $19,700. The note is convertible into common stock of the Company at the option of the noteholder at a rate of $0.01 per share. The Company measured the value of the beneficial conversion feature of the note and recorded a discount equal to the face value of the note on the date of issuance. The discount will be recognized ratably over the life of the note through the due date as shown below. A summary of the outstanding convertible note payable as of December 31, 2015 follows:

	Due Date	Principal	Discount	Net Value

Noteholder 1	9/1/2016	$16,700	$(12,835)	$3,865
Total		$16,700	$(12,835)	$3,865

Note 9 – Subsequent Events

We have evaluated subsequent events through the date of this filing and determined there are no additional events to disclose.

