Form 10-Q
period 2016-03-31
Hemcare Health Services Inc.
filed 2016-05-24
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2016 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED MARCH 31, 2016

Item 1. Financial Statements.

HEMCARE HEALTH SERVICES INC.
Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$3,381	$20,334
Prepaid expenses	1,882	2,630
Total current assets	5,263	22,964

Total assets	$5,263	$22,964

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$94,088	$86,896
Dividends payable	21,429	19,000
Related party payables	37,249	37,249
Current notes payable	350,000	350,000
Convertible notes payable, net of discounts $8,048 and $12,835	6,152	385
Related party convertible notes payable, net of discounts $4,934 and $10,429	-	3,865
Total current liabilities	508,918	497,395

Stockholders' deficit
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized, 81,170 shares issued and outstanding	81,170	81,170
Common stock, $0.001 par value; 275,000,000 shares authorized; 142,162,211 issued; 141,782,211 outstanding	142,162	142,162
Additional paid in capital	2,556,665	2,556,665
Other comprehensive income	24	24
Treasury stock, 380,000 shares	(100)	(100)
Accumulated deficit	(3,283,576)	(3,254,352)
Total stockholders' deficit	(503,655)	(474,431)

Total liabilities and stockholders' deficit	$5,263	$22,964

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.
Statements of Operations (unaudited)

	Three months ended March 31,
	2016	2015

Revenue	$-	$-

Operating expenses
General and administrative	4,236	4,209
Professional fees	4,420	7,709
Total operating expenses	8,656	11,918

Other income (expense)
Interest expense	(18,139)	-
Total other income (expense)	(18,139)	-

Net loss	$(26,795)	$(11,918)

Preferred stock dividends declared	(2,429)	-
Net loss attributable to common shareholders	$(29,224)	$(11,918)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	141,782,211	3,136,000

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.
Statements of Cash Flows (unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss from operations	$(26,795)	$(11,918)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid on behalf of the company	-	10,784
Amortization of debt discounts	10,102	-
Changes in operating assets and liabilities
Prepaid expenses	748	-
Accounts payable and accrued liabilities	7,192	1,134
Net cash used in operating activities	(8,753)	-

Net cash used in investing activities	-	-

Cash flows from financing activities
Repayments of related party convertible note payable	(5,700)	-
Repayments of convertible note payable	(2,500)	-
Net cash used in financing activities	(8,200)	-

Net change in cash	(16,953)	-
Cash at beginning of period	20,334	-
Cash at end of period	$3,381	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Preferred dividend declared	$2,429	$-

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

March 31, 2016

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements of Hemcare Health Services Inc. (formerly NSU Resources, Inc.) (collectively referred to herein as "Hemcare Health Services", "Hemcare", or the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended December 31, 2015 and notes thereto contained in the Company's Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the form 10-K have been omitted.

Note 2 – Going Concern

The Company had an accumulated deficit of $3,283,576 and a working capital deficit of $503,655 as of March 31, 2016. These matters raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company's existence depends upon its ability to obtain additional capital. Management's plans in regards to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At March 31, 2016, there were no uncertain tax positions that require accrual.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

March 31, 2016

Note 3 – Significant Accounting Policies (continued)

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company reported net losses for the three and nine months ended March 31, 2016 and 2015, basic and diluted loss per share was the same as any outstanding instruments would have an anti-dilutive effect.

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

Note 4 – Related Party Transactions

No salaries were paid to directors or executives during the period ended March 31, 2016.

On August 8, 2015, the Company entered into a convertible note payable for $15,784 in exchange for the related party payable incurred from expenses paid on behalf of the Company. The note carries interest at a rate of 6% per annum, is due on August 24, 2016 and may be converted into common stock of the Company at the option of the noteholder at a rate of $.01 per share. The beneficial conversion feature in the note created a debt discount of $15,784 of which $5,535 was recognized during the year ended December 31, 2015 leaving an unamortized discount of $10,249 as of December 31, 2015 that will be recognized over the remaining life of the note. There was $10,634 of principal plus accrued interest totaling $360 due as of December 31, 2015. During the three months ended March 31, 2016, the Company made total repayments of $5,700 leaving a total principal balance of $4,934 and accrued interest of $468 due as of March 31, 2016. The remaining unamortized debt discount as of March 31, 2016 was $4,934.

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

There were 81,170 shares of series A convertible preferred stock issued and outstanding as of March 31, 2016 and December 31, 2015. Additionally, the Company had accrued dividends payable on series A convertible preferred stock totaling $21,429 and $19,000 and $0 at March 31, 2016 and December 31, 2015.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

March 31, 2016

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

There were 142,162,211 common shares issued and 141,782,211 outstanding (post-split) at March 31, 2016 and December 31, 2015, respectively.

Note 6 – Notes Payable

During the year ended December 31, 2015, the Company entered into a note payable with an unrelated party as a settlement for payment of consulting services provided valued at $350,000. The note carries interest of 9% compounded annually and is due on November 19, 2016. There was $350,000 of principal and $27,358 and $19,504 of accrued interest due as of March 31, 2016 and December 31, 2015. Accrued interest payable is included in "accounts payable and accrued liabilities" on the balance sheet.

Note 7 – Convertible Notes Payable

During the year ended December 31, 2015, the Company entered into a convertible note payable with an unrelated party resulting in net cash proceeds to the Company totaling $19,700. The note is convertible into common stock of the Company at the option of the noteholder at a rate of $0.01 per share. The Company measured the value of the beneficial conversion feature of the note and recorded a discount equal to the face value of the note on the date of issuance. The discount will be recognized ratably over the life of the note through the due date as shown below. A summary of the outstanding convertible note payable as of March 31, 2016 follows:

	Due Date	Principal	Discount	Net Value

Noteholder 1	9/1/2016	$14,200	$(8,048)	$6,152
Total		$14,200	$(8,048)	$6,152

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

Results of Operations

Revenues

Revenues during the three months ended March 31, 2016 and 2014 were $0. The timing of generating revenues from the sale or the Ultroid Hemorrhoid System is presently undeterminable.

Operating Expenses

Total operating expenses were $8,656 and $11,918 during the three months ended March 31, 2016 and 2015, respectively. The decrease in the current period is the result of timing of professional fees incurred associated with our public filings in 2016 when compared to 2015.

Liquidity and Capital Resources

As of March 31, 2016 we had $3,381 of cash, total current assets of $5,263 and current liabilities of $508,918 creating a working capital deficit of $503,655. Current liabilities as of March 31, 2016 consisted of $94,088 of accounts payable and accrued liabilities, $37,249 of related party payables, $21,429 of dividends payable, notes payable of $350,000 and convertible notes payable net of discounts totaling $6,152.

Cash Used in Operating Activities

Net cash used in operating activities was $8,753 during the three months ended March 31, 2016 compared to $0 used for the same period in 2015. The increase in cash used in operating activities is from an increase in operating expenses incurred during the three months ended March 31, 2016 when compared to the three months ended March 31, 2015 and the elimination of expenses being paid on behalf of the Company in 2015 where this did not occur in 2016.

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

Going Concern

Through March 31, 2016, management has devoted most of its activities to developing a market for its products and services.  We have recently executed an agreement whereby the Company was transferred the rights to distribute and sell a unique hemorrhoid treatment product. We have yet to generate revenues from the sale of this product, have no cash on hand and have a working capital deficit of $503,655 which raises substantial doubt for the entity to be able to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Description of Registrant's Securities to be Registered

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently 142,162,211 issued and 141,782,211 outstanding, and 5,000,000 shares of series A convertible preferred stock authorized of which there are 81,170 shares issued and outstanding.

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

Item 4. Mine Safety Disclosures.

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

Hemcare Health Services Inc.

Date: May 23, 2016	By:	/s/ James Cao
James Cao
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2016	By:	/s/ James Cao
James Cao
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

