Form 10-Q
period 2016-06-30
Hemcare Health Services Inc.
filed 2016-12-14
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of December 14, 2016 the issuer had 273,332,211 shares of common stock issued and 272,952,211 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2016 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

FORM 10-Q

QUARTER ENDED JUNE 30, 2016

Item 1: Financial Statements

HEMCARE HEALTH SERVICES INC.
Balance Sheets (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$17	$20,334
Prepaid expenses	1,134	2,630
Total current assets	1,151	22,964

Total assets	$1,151	$22,964

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$98,571	$86,896
Preferred stock dividends payable	23,857	19,000
Related party payables	37,249	37,249
Current notes payables	350,000	350,000
Convertible notes payable, net of discounts $18,496 and $12,835	12,204	385
Related party convertible notes payable, net of discounts $989 and $10,249	1,635	3,865
Total current liabilities	523,516	497,395

Stockholders' deficit
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized, 81,170 shares issued and outstanding	81,170	81,170
Common stock, $0.001 par value; 275,000,000 shares authorized; 142,162,211 issued; 141,782,211 outstanding	142,162	142,162
Additional paid in capital	2,573,165	2,556,665
Other comprehensive income	24	24
Treasury stock, 380,000 shares	(100)	(100)
Accumulated deficit	(3,318,786)	(3,254,352)
Total stockholders' deficit	(522,365)	(474,431)

Total liabilities and stockholders' deficit	$1,151	$22,964

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.
Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	2,922	700	7,158	4,909
Professional fees	11,468	355,123	15,888	362,832
Total operating expenses	14,390	355,823	23,046	367,741

Other income (expense)
Other income	-	-	-	-
Interest expense	(18,392)	-	(36,531)	(3,546)
Excess cost of prepaid royalties over value	-	(67,235)	-	(67,235)
Total other income (expense)	(18,392)	(67,235)	(36,531)	(70,781)

Net loss	$(32,782)	$(423,058)	$(59,577)	$(438,522)

Preferred stock dividends declared	(2,428)	-	(4,857)	-
Net loss attributable to common shareholders	$(35,210)	$(423,058)	$(64,434)	$(438,522)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding	141,782,211	62,498,967	141,782,211	32,981,470

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.
Statements of Cash Flows (unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net loss from operations	$(59,577)	$(438,522)
Adjustments to reconcile net loss to net cash used in operating activities
Excess cost of prepaid royalties over value	-	67,235
Note payable entered into for professional fees	-	350,000
Amortization of debt discounts	20,089	-
Changes in operating assets and liabilities
Prepaid expenses	1,496	-
Accounts payable and accrued liabilities	11,675	8,432
Net cash used in operating activities	(26,317)	(12,855)

Net cash used in investing activities	-	-

Cash flows from financing activities
Repayments of related party convertible note payable	(8,000)	-
Proceeds from convertible notes payable	16,500	-
Repayments of convertible note payable	(2,500)	-
Net cash used in financing activities	6,000	-

Net change in cash	(20,317)	(12,855)
Cash at beginning of period	20,334	-
Cash at end of period	$17	$(12,855)

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activity:
Preferred stock dividends payable	$4,857	$-

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

June 30, 2016

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements of Hemcare Health Services Inc. (formerly NSU Resources, Inc.) (collectively referred to herein as “Hemcare Health Services”, “Hemcare”, or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended December 31, 2015 and notes thereto contained in the Company’s Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the form 10-K have been omitted.

Note 2 - Going Concern

The Company had an accumulated deficit of $3,318,786 and a working capital deficit of $522,365 as of June 30, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At June 30, 2016, there were no uncertain tax positions that require accrual.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

June 30, 2016

Note 3 - Significant Accounting Policies (continued)

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company reported net losses for the three and six months ended June 30, 2016 and 2015, basic and diluted loss per share was the same as any outstanding instruments would have an anti-dilutive effect.

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

Note 4 - Related Party Transactions

No salaries were paid to directors or executives during the period ended June 30, 2016.

On August 8, 2015, the Company entered into a convertible note payable for $15,784 in exchange for the related party payable incurred from expenses paid on behalf of the Company. The note carries interest at a rate of 6% per annum, is due on August 24, 2016 and may be converted into common stock of the Company at the option of the noteholder at a rate of $.01 per share. The beneficial conversion feature in the note created a debt discount of $15,784 of which $5,535 was recognized during the year ended December 31, 2015 leaving an unamortized discount of $10,249 as of December 31, 2015 that will be recognized over the remaining life of the note. There was $10,634 of principal plus accrued interest totaling $360 due as of December 31, 2015. During the six months ended June 30, 2016, the Company made total repayments of $8,000 leaving a total principal balance of $2,634 and accrued interest of $526 due as of June 30, 2016. The remaining unamortized debt discount as of June 30, 2016 was $999.

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

During year ended December 31, 2015, the Company issued 100,000 shares of series A convertible preferred stock in exchange for a prepayment of royalties and purchase of 40 complete Ultroid Hemorrhoids management systems and accessories with a deemed value of $0 due to the undeterminable nature of the true future usable value to the Company. The Company also accepted the conversion notices from certain series A convertible preferred shareholders to convert a total of 138,830 shares of series A preferred stock to 138,830,000 shares of $0.001 par value common stock.

The excess of the value of the preferred shares issued in excess of the value of the prepaid royalties has been expensed as a financing cost.

There were 81,170 shares of series A convertible preferred stock issued and outstanding as of June 30, 2016 and December 31, 2015. Additionally, the Company had accrued dividends payable on series A convertible preferred stock totaling $23,857 and $19,000 and $0 at June 30, 2016 and December 31, 2015.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

June 30, 2016

Note 5 – Stockholders’ Equity (continued)

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

There were 142,162,211 common shares issued and 141,782,211 outstanding (post-split) at June 30, 2016 and December 31, 2015, respectively.

Note 6 – Notes Payable

During the year ended December 31, 2015, the Company entered into a note payable with an unrelated party as a settlement for payment of consulting services provided valued at $350,000. The note carries interest of 9% compounded annually and is due on November 19, 2016. There was $350,000 of principal and $35,211 and $19,504 of accrued interest due as of June 30, 2016 and December 31, 2015. Accrued interest payable is included in “accounts payable and accrued liabilities” on the balance sheet.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

June 30, 2016

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

During the six months ended June 30, 2016, the Company entered into a convertible note payable with an unrelated party resulting in net cash proceeds to the Company totaling $16,500. The note is convertible into common stock of the Company at the option of the noteholder at a rate of $0.01 per share. The Company measured the value of the beneficial conversion feature of the note and recorded a discount equal to the face value of the note on the date of issuance. The discount will be recognized ratably over the life of the note through the due date as shown below.

A summary of the outstanding convertible notes payable as of June 30, 2016 follows:

	Due Date	Principal	Discount	Net Value
Noteholder 1	9/1/2016	$14,200	$(3,261)	$10,939
Noteholder 1	6/2/2017	16,500	(15,235)	1,265
Total		$30,700	$(18,496)	$12,204

Note 8 – Commitments and Contingencies

As discussed in Note 5, the Company previously issued a total of 100,000 shares of series A convertible preferred stock in exchange for a prepayment of royalties and 40 complete Ultroid systems. Additionally, as discussed in Note 7, the Company entered into two separate convertible notes payable with an unrelated party. These transactions were not approved by unanimous board consent through the Company’s normal approval procedures. As such, the Company may challenge the validity of these agreements after additional review of the relevant details.

Note 9 - Subsequent Events

On August 26, 2016, the Company entered into a settlement agreement with a certain noteholder whereby the Company issued 50,000 shares of Series A Convertible Preferred Stock as repayment of $50,000 of the outstanding principal and accrued interest balance. The shares are convertible at the option of the holder to common stock at a rate of $0.001 per share.

On August 28, 2016, the Company accepted the conversion of a total of 131,170 shares of Series A Convertible Preferred Stock to 131,170,000 shares of Common Stock of the Company.

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

Results of Operations

Revenues

Revenues during the three and six months ended June 30, 2016 and 2014 were $0. The timing of generating revenues from the sale or the Ultroid Hemorrhoid System is presently undeterminable.

Operating Expenses

Total operating expenses were $23,046 and $367,741 during the six months ended June 30, 2016 and 2015, and $14,390 and $355,823 during the three months ended June 30, 2016 and 2015, respectively. The decrease in the current period is the result of timing of professional fees incurred associated with our public filings in 2016 when compared to 2015.

Liquidity and Capital Resources

As of June 30, 2016 we had $17 of cash, total current assets of $1,151 and current liabilities of $523,516 creating a working capital deficit of $522,365. Current liabilities as of June 30, 2016 consisted of $98,571 of accounts payable and accrued liabilities, $37,249 of related party payables, $23,857 of dividends payable, notes payable of $350,000 and convertible notes payable net of discounts totaling $13,839.

Cash Used in Operating Activities

Net cash used in operating activities was $26,317 during the six months ended June 30, 2016 compared to $12,855 used for the same period in 2015. The increase in cash used in operating activities is from an increase in operating expenses incurred during the six months ended June 30, 2016 when compared to the six months ended June 30, 2015.

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

Going Concern

Through June 30, 2016, management has devoted most of its activities to developing a market for its products and services. We have recently executed an agreement whereby the Company was transferred the rights to distribute and sell a unique hemorrhoid treatment product. We have yet to generate revenues from the sale of this product, have limited cash on hand and have a working capital deficit of $522,365 which raises substantial doubt for the entity to be able to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Description of Registrant’s Securities to be Registered

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently 273,332,211 issued and 272,952,211 outstanding, and 5,000,000 shares of series A convertible preferred stock authorized of which there are 0 shares issued and outstanding.

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

Hemcare Health Services Inc.

By:	/s/ John Wilkes	By:	/s/ John Wilkes
	John Wilkes		John Wilkes
	President and Chief Executive Officer		Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)		(Principal Financial Officer)

	December 14, 2016		December 14, 2016

