Form 10-Q
period 2016-09-30
Hemcare Health Services Inc.
filed 2016-12-14
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2016 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2016

Item 1: Financial Statements

HEMCARE HEALTH SERVICES INC.
Balance Sheets (Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$-	$20,334
Prepaid expenses	378	2,630
Total current assets	378	22,964

Total assets	$378	$22,964

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$7	$-
Accounts payable and accrued liabilities	67,655	86,896
Dividends payable	25,448	19,000
Related party payables	37,249	37,249
Current notes payables	331,500	350,000
Convertible notes payable, net of discounts $11,075 and $12,835	20,225	385
Related party convertible notes payable, net of discounts $0 and $10,249	2,634	3,865
Total current liabilities	484,718	497,395

Stockholders' deficit
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized, 0 and 81,170 shares issued and outstanding at September 30, 2016 and December 31, 2015	-	81,170
Common stock, $0.001 par value; 275,000,000 shares authorized; 273,332,211 and 142,162,211 issued; 272,952,211 and 141,782,211 outstanding at September 30, 2016 and December 31, 2015	273,332	142,162
Additional paid in capital	2,573,165	2,556,665
Other comprehensive income	24	24
Treasury stock, 380,000 shares	(100)	(100)
Accumulated deficit	(3,330,761)	(3,254,352)
Total stockholders' deficit	(484,340)	(474,431)

Total liabilities and stockholders' deficit	$378	$22,964

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.
Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	1,162	13,025	8,320	17,934
Professional fees	1,228	3,095	17,116	365,927
Total operating expenses	2,390	16,120	25,436	383,861

Other income (expense)
Other income	-	-	-	937
Interest expense	(7,994)	(11,378)	(44,525)	(14,924)
Excess cost of prepaid royalties over value	-	(132,372)	-	(199,607)
Total other income (expense)	(7,994)	(143,750)	(44,525)	(213,594)

Net loss	$(10,384)	$(159,870)	$(69,961)	$(597,455)

Preferred stock dividends declared	(1,591)	-	(6,448)	-
Net loss attributable to common shareholders	$(11,975)	$(159,870)	$(76,409)	$(597,455)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	190,258,081	141,664,478	158,118,401	69,607,245

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.
Statements of Cash Flows (unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net loss from operations	$(69,961)	$(597,455)
Adjustments to reconcile net loss to net cash used in operating activities
Excess cost of prepaid royalties over value	-	199,607
Note payable entered into for professional fees	-	350,000
Amortization of debt discounts	28,508	3,082
Changes in operating assets and liabilities
Prepaid expenses	2,252	-
Other current asset	-	(1,995)
Accounts payable and accrued liabilities	12,260	12,429
Net cash used in operating activities	(26,941)	(34,332)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from bank overdraft	7	-
Repayments of related party convertible note payable	(8,000)	-
Proceeds from convertible notes payable	17,100	19,200
Repayments of convertible note payable	(2,500)	-
Proceeds from related party loans	-	15,784
Net cash used in financing activities	6,607	34,984

Net change in cash	(20,334)	652
Cash at beginning of period	20,334	-
Cash at end of period	$-	$652

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Preferred stock issued for repayment of note payable	$18,500	$-
Preferred stock dividends declared	$6,448	-
Preferred stock issued for repayment of accrued interest payable	$31,500	$-
Preferred stock issued for prepaid royalties	$-	$100,000
Convertible notes entered into in exchange for related party payable	$-	$15,784
Note payable entered into for professional fees	$-	$350,000

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

September 30, 2016

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

Note 2 - Going Concern

The Company had an accumulated deficit of $3,330,761 and a working capital deficit of $484,340 as of September 30, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At September 30, 2016, there were no uncertain tax positions that require accrual.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

September 30, 2016

Note 3 - Significant Accounting Policies (continued)

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.

Because the Company reported net losses for the three and nine months ended September 30, 2016 and 2015, basic and diluted loss per share was the same as any outstanding instruments would have an anti-dilutive effect.

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

Note 4 - Related Party Transactions

No salaries were paid to directors or executives during the period ended September 30, 2016.

On August 8, 2015, the Company entered into a convertible note payable for $15,784 in exchange for the related party payable incurred from expenses paid on behalf of the Company. The note carries interest at a rate of 6% per annum, was due on August 24, 2016 and may be converted into common stock of the Company at the option of the noteholder at a rate of $.01 per share. The beneficial conversion feature in the note created a debt discount of $15,784 of which $5,535 was recognized during the year ended December 31, 2015 leaving an unamortized discount of $10,249 as of December 31, 2015 that was recognized over the remaining life of the note. There was $10,634 of principal plus accrued interest totaling $360 due as of December 31, 2015. During the nine months ended September 30, 2016, the Company made total repayments of $8,000 leaving a total principal balance of $2,634 and accrued interest of $566 due as of September 30, 2016. The remaining unamortized debt discount as of September 30, 2016 was $0.

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

During the nine months ended September 30, 2016, the Company issued 50,000 shares of series A convertible preferred stock as repayment of $31,500 of accrued interest and $18,500 of principal outstanding on a certain note payable. Also during the nine months ended September 30, 2016, the Company accepted the conversion of 131,170 shares of series A convertible preferred stock to 131,170,000 shares of common stock.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

September 30, 2016

Note 5 - Stockholders’ Equity (continued)

Series A Convertible Preferred Stock (continued)

There were 0 and 81,170 shares of series A convertible preferred stock issued and outstanding as of September 30, 2016 and December 31, 2015. Additionally, the Company had accrued dividends payable on series A convertible preferred stock totaling $25,448 and $19,000 and $0 at September 30, 2016 and December 31, 2015.

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

During the nine months ended September 30, 2016, the Company accepted the conversion of 131,170 shares of series A convertible preferred stock to 131,170,000 shares of common stock.

There were 273,332,211 and 142,162,211 common shares issued and 272,952,211 and 141,782,211 outstanding (post-split) at September 30, 2016 and December 31, 2015, respectively.

Note 6 - Notes Payable

During the year ended December 31, 2015, the Company entered into a note payable with an unrelated party as a settlement for payment of consulting services provided valued at $350,000. The note carries interest of 9% compounded annually and is due on November 19, 2016. During the nine months ended September 30, 2016, the Company issued 50,000 shares of series A convertible preferred stock as repayment of $31,500 of accrued interest and $18,500 of outstanding principal. There was $331,500 of principal and $2,779 and $19,504 of accrued interest due as of September 30, 2016 and December 31, 2015. Accrued interest payable is included in “accounts payable and accrued liabilities” on the balance sheet.

Note 7 - Convertible Notes Payable

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

During the nine months ended September 30, 2016, the Company entered into a convertible note payable with an unrelated party resulting in net cash proceeds to the Company totaling $16,500. The note is convertible into common stock of the Company at the option of the noteholder at a rate of $0.01 per share. The Company measured the value of the beneficial conversion feature of the note and recorded a discount equal to the face value of the note on the date of issuance. The discount will be recognized ratably over the life of the note through the due date as shown below.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

September 30, 2016

Note 7 - Convertible Notes Payable (continued)

During the nine months ended September 30, 2016, the Company received a $600 loan from an unrelated party. The loan carries interest at 6% annually and is due on demand. There is not an executed agreement in place for the note.

A summary of the outstanding convertible and non-convertible notes payable as of September 30, 2016 follows:

	Due Date	Principal	Discount	Net Value

Noteholder 1	9/1/2016	$14,200	$-	$14,200
Noteholder 1	6/2/2017	16,500	(11,075)	5,425
Noteholder 1	On Demand	600	-	600
Total		$31,300	$(11,075)	$20,225

Note 8 - Commitments and Contingencies

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

Note 9 - Subsequent Events

The Company has reviewed all events having occurred subsequent to the balance sheet and determined there are no additional items to disclose.

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

Results of Operations

Revenues

Revenues during the three and nine months ended September 30, 2016 and 2015 were $0. The timing of generating revenues from the sale or the Ultroid Hemorrhoid System is presently undeterminable.

Operating Expenses

Total operating expenses were $25,436 and $383,861 during the nine months ended September 30, 2016 and 2015, and $2,390 and $16,120 during the three months ended September 30, 2016 and 2015, respectively. The decrease in the current period is the result of timing of professional fees incurred associated with our public filings in 2016 when compared to 2015.

Liquidity and Capital Resources

As of September 30, 2016 we had $0 of cash, total current assets of $378 and current liabilities of $484,718 creating a working capital deficit of $484,340. Current liabilities as of September 30, 2016 consisted of $7 of bank overdrafts, $67,655 of accounts payable and accrued liabilities, $37,249 of related party payables, $25,448 of dividends payable, notes payable of $331,500 and convertible notes payable net of discounts totaling $20,225.

Cash Used in Operating Activities

Net cash used in operating activities was $26,941 during the nine months ended September 30, 2016 compared to $34,332 used for the same period in 2015. The decrease in cash used in operating activities is from an decrease in operating expenses incurred during the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015.

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

Going Concern

Through September 30, 2016, management has devoted most of its activities to developing a market for its products and services. We have recently executed an agreement whereby the Company was transferred the rights to distribute and sell a unique hemorrhoid treatment product. We have yet to generate revenues from the sale of this product, have limited cash on hand and have a working capital deficit of $484,340 which raises substantial doubt for the entity to be able to continue as a going concern.

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

Hemcare Health Services Inc.

By:

/s/ John Wilkes	/s/ John Wilkes
John Wilkes	John Wilkes
President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)

December 14, 2016	December 14, 2016

