Form 10-K
period 2016-12-31
Hemcare Health Services Inc.
filed 2017-05-18
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Commission File Number: 333-148546

HEMCARE HEALTH SERVICES INC. (FORMERLY NSU RESOURCES INC)
(Exact name of registrant as specified in its charter)

NEVADA	20-8248213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5940 S. Rainbow Blvd. Las Vegas NV. 400-32132

(Address of principal executive offices, including zip code)

(702) 796-6363

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

As of May 15, 2017 the issuer had 273,332,211 shares of common stock issued and 272,952,211 shares of common stock outstanding.

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

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Hemcare Health Services” "we," "our," “HCRE,” and "us" refer to Hemcare Health Services, Inc. (formerly NSU Resources, Inc.)..

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by Hemcare Health Services Inc. with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Hemcare Health Services Inc. with the SEC may also be obtained from Hemcare Health Services Inc. by directing a request to Hemcare Health Services Inc., Attention: John Wilkes. 5940 S. Rainbow Blvd, Ste 400-32132, Las Vegas, NV 89118 or tel. 1 (702) 796-6363

ITEM 1	BUSINESS.

General

Hemcare Health Services Inc. (formerly NSU Resources Inc) (“The Company”) was incorporated on January 17, 2007, under the laws of the State of Nevada. The principal offices are located at 5940 S. Rainbow Blvd, Ste 400-32132, Las Vegas, NV 89118. The telephone number is 1 (702) 796-6363. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Our fiscal year end is December 31.

Description of Business

HemCare Health Services (“HHS”) is a Health Information Exchange company. HHS is creating a single unified platform enabling the ability to request and retrieve medical information and records while meeting all of today’s Security & Compliance demands for HIPAA, PIPEDA and PHIPA.

Previously, the Company’s business plan and objective through late 2016 was to focus on hemorrhoid medical procedures for which it entered into a license agreement to open hemorrhoid treatment centers and promote the Ultroid Hemorrhoid System globally. However, the Company ceased that plan and is currently redeveloping its future objectives in the Health Information Exchange sector. To this end management, working together with significant shareholders, have been developing strategies and alliances to fulfil this objective. At the close of the fiscal year management began to develop a platform and portal for the Information Exchange with aim to completion and market launch in the 2nd quarter of 2017.

Employees

Currently there are no employees of the Company. Management works at the pleasure of the board and for the foreseeable future, additional work on its development efforts are to be contracted out.

Research and Development Expenditures

Since the time of our incorporation we have not incurred any research or development expenditures. However with our new objective and plan to enter the Health Information Exchange marketplace this is expected to change in 2017.

Business Strategy

HemCare Health Services is developing a Centralized System for Patients, Lawyers & Insurers to Retrieve and Access Medical Records. The centralized system and portal is a cloud-based PIPEDA & HIPAA compliant network of Providers and Record Requestors. Utilizing a secure platform, providers will be able to securely exchange records electronically with third-party requestors. Health care providers with proper authorization can also share records with each other.

Addressing a $7 Billion a Year Problem

In national terms, across the U.S., hospitals spend more than $7 billion annually on customer intake. More than $7 billion, before any sort of medical procedure is done; before a patient even steps out of a waiting room, representing an incredible amount of time and money spent on intake administration.

Despite the adoption of electronic health records (EHR) and health information exchanges (HIE), providers are still mailing and faxing paper records because they have no PIPEDA or HIPAA compliant method to exchange records electronically with these third-party requestors. A recent study found that the current method of exchanging patient health information cost a single clinician practice $17,160 per year.

The Company aims to remove these substantial burdens both on an administrative and financial basis. People or firms simply use our secure online request form, pay a small service fee and the Company retrieves, digitizes and stores the records. At this point the requesting client can access the record globally 24 hours a day - 7 days a week to view it or transfer it securely. In fact clients can upload any new records to consolidate and keep all of their records securely in one place.

The Company aims to remove these substantial burdens both on an administrative and financial basis. People or firms simply use our secure online request form, pay a small service fee and the Company retrieves, digitizes and stores the records. At this point the requesting client can access the record globally 24 hours a day - 7 days a week to view it or transfer it securely. In fact clients can upload any new records to consolidate and keep all of their records securely in one place.

During the year ended December 31, 2015, the Company under previous management focused on hemorrhoid medical procedures and entered into a license agreement to open hemorrhoid treatment centers and promote the Ultroid Hemorrhoid System globally. In consideration for the transfer of these rights to the Company, it issued 100,000 shares of series A preferred convertible stock.

In late 2016, the Company ceased its operations related to rolling out hemorrhoid treatment centers and had a change of control. Following the change of control and focus, management is currently redeveloping its future objectives in the Health Information Exchange sector. To this end Management, working together with significant shareholders, have been developing strategies and alliances to fulfil this objective. At the close of the fiscal year management began to develop a platform and portal for the Information Exchange with aim to completion and market launch in the 2nd quarter of 2017.

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

The Company currently has no cash available. This amount will not be enough to pay the legal, accounting, and filing fees that is required to maintain our status as a reporting company, which is currently estimated at $20,000 for fiscal year 2017. If we can no longer be a reporting company our common stock would no longer be eligible for quotation on the Over-the-Counter Bulletin Board. This would result in there being no public market for an investor to trade our common stock and any investment made would be lost in its entirety.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on January 17, 2007 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2016 our net loss since inception is $3,348,765 Based upon current plans, we expect to incur operating losses in future periods. Failure to generate revenues will cause us to suspend or cease activities.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2016.

We evaluated our existing controls for the year ended December 31, 2016. Our Chief Executive Officer identified material weaknesses, specifically a poor segregation of duties, in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2016. The identified material weaknesses did not result in material audit adjustments to our 2016 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

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

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal financial interests and the fiduciary duty to our stockholders. Further, our Management's own financial interests may at some point compromise their fiduciary duty to our stockholders. John S. Wilkes, who is the Company’s sole officer and a majority of its directors, continues to be involved in businesses that operate and commercialize technologies that are similar or related to the Company’s, although those businesses exploit and seek to exploit different applications and opportunities. In addition, although it is anticipated that Management will spend significant time and effort developing our business, it is possible that they will be exposed to business or employment opportunities that would conflict with the interests of the Company, or cause them to reduce their efforts on the Company’s behalf or to entirely cease working with the Company. If we and any other businesses with which our officers are involved wish to take advantage of the same opportunity, then the officer and director that is affiliated with both companies would abstain from voting upon the opportunity.

Future success is highly dependent on the ability of management to further develop and implement a business plan, and secure customers.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our activities will depend on the availability of finances, opportunities relating to health information exchange, the health care system in the United States and Canada, government regulations and economic conditions in the health care industry and cloud-based IT industry As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to consummate a business combination. The Company has had no recent operating history and no revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without realizing significant revenues for the foreseeable future, at least until the market opportunities for the Company’s services and technology develops and the demand for our services becomes more proven and regular. This will likely result in our incurring net operating losses for the foreseeable future. We cannot assure that our business will develop as hoped, or that it will become profitable.

Our business may have no revenues for the foreseeable future.

We have had no revenues from operations. Although the technologies and our business strategies offer potential, we may not realize any revenues unless and until we successfully develop a revenue stream from the use of existing licenses and our new information exchange platform.

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

Limited Operating History; Need for Additional Capital.

Although the Company draws on the expertise on the principals who have been operating private businesses in the renewable energy and technology sectors, there is no pertinent historical financial information for the Company upon which to base an evaluation of our performance. Our assets and business have not yet generated substantial or recurring revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services. We will require additional financing to cover costs that we expect to incur over the next twelve months. We believe that debt financing will not be an alternative for funding our operations as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or other securities. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we will not be able to continue and our business plan will fail.

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

We do not own any property; the principal offices are located at 5940 S. Rainbow Blvd, Ste 400-32132, Las Vegas, NV 89118. The telephone number is 1 (702) 796-6363.

ITEM 3	LEGAL PROCEEDINGS.

Hemcare Health Services, Inc. is not currently a party to any legal proceedings. However it is seeking the return of over 100,000,000 common shares that were issued by the previous chief executive officer. While management was successful in recovering more than 71,000,000 of the shares after the close of fiscal 2016, (discussed further in Subsequent Events) if management is unable to reach an amicable settlement for the return of the balance of shares management may need to file claims against the individuals and or entities for damages and a court order seeking cancellation of these shares. Of course there can be no assurance in management’s ability to recover the shares in settlement or through court proceedings.

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

Dividends

We declared $6,448 and $19,000 of dividends on preferred stock during the years ended December 31, 2016 and 2015. We do not anticipate declaring dividends during the year ended December 31, 2017.

Securities Authorized for Issuance under Equity Compensation Plans

There is no stock option plan in place for the company.

Recent Sales of Unregistered Securities

There was no sale of unregistered securities during the year ended December 31, 2016.

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

Securities issued in 2016

During the year ended December 31, 2016 the Company issued a total of 50,000 shares of Series A Preferred Stock as a partial repayment of an outstanding note payable and issued 131,170,000 shares of common stock in exchange for 131,170 shares of Series A Preferred Stock.

ITEM 6	SELECTED FINANCIAL DATA.

Summary of Financial Data

	December 31, 2016	December 31, 2015
Revenues	$-	$-

Operating Expenses	$31,247	$399,261

Earnings (Loss)	$(87,965)	$(630,108)

Total Assets	$-	$22,964

Liabilities	$462,344	$497,395

Stockholders’ Deficit	$(462,344)	$(474,431)

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Hemcare Health Services Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the year ended December 31, 2016.

Plan of Operations

Liquidity and Capital Resources. As of December 31, 2016 we had no cash on hand and we had liabilities of $462,344. We must secure additional funds in order to continue our business. We were required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees and may be required to secure additional financing to fund future filings. We believe that we will be able to obtain this loan from a current shareholder of the Company; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $20,000 for the year ending December 31, 2017). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. Total operating expenses were $31,247 during the year ended December 31, 2016 compared to $399,261 during the year ended December 31, 2015. The decrease in expenses is from the Company incurring increased professional fees associated with broker fees paid for securing the license agreement to distribute the Ultroid Hemorrhoid System during the year ended December 31, 2015 that did not occur during the year ended December 31, 2016.

Other Income (Expense): Other expenses totaled $56,718 during the year ended December 31, 2016 compared to $230,847 during the year ended December 31, 2015. The decrease in other expenses is mostly attributable to a decrease in excess cost of prepaid royalties over value of $199,607 that occurred during the year ended December 31, 2015 that did not occur during the year ended December 31, 2016.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2016 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2016 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

•	Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

•	Representative with Financial Expertise — For the year ending December 31, 2016, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

•	Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

•	Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their respective age as of December 31, 2016 are as follows:

Director:

Name of Director	Age
John Wilkes	55

Executive Officer:

Name of Officer	Age	Office
John Wilkes	55	President, CEO and CFO

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

John Wilkes

Mr. Wilkes, M.B.A., C.P.A., C.A. (55) earned his C.A. designation with Price Waterhouse in Toronto, Canada. Since 2005, Mr. Wilkes has been an Independent Investment Management Professional, making private investments in both private and public companies that, for the most part, have their core business in the environmental space.

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

Audit Committee. We have not established an Audit Committee because of our limited operations; and because we have only two directors and one officer, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.

Code of Ethics. We have not adopted a Code of Ethics for our principal executive and financial officers.

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
John Wilkes Director	2016	0	0	0	0	0	0	0

There has been no cash payment outside of the amounts above paid to the individuals above for services rendered in all capacities to us for the year ended December 31, 2016. Minimal compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the year ended December 31, 2016.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to the Company to own more than 5% of the outstanding common stock as of December 31, 2016 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial Owner	Number of Shares Owned	Percent Ownership
Mind Tech Group	50,000,000	18%
John Wilkes	40,030,000	15%
Tom Krutulis	22,832,000	8%
Maria Gafter	21,170,000	8%
Woodthorpe Management Limited	20,000,000	7%
Total	154,032,000	57%

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2016, there were no other material transactions between the Company and any Officer, Director or related party that has not been disclosed in footnote 5 to the financial statements. Additionally, there are no Officers, Directors or other related parties that since the date of incorporation had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

During the years ended December 31, 2016 and 2015, the Company incurred auditing expenses of approximately $9,625 and $10,375. There were no other audit related services or tax fees incurred.

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

/s/ John Wilkes	/s/ John Wilkes
John Wilkes	John Wilkes
President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)

May 16, 2017	May 16, 2017

HEMCARE HEALTH SERVICES INC.

Financial Statements

December 31, 2016 and 2015

F-1

HEMCARE HEALTH SERVICES INC.

Financial Statements

December 31, 2016 and 2015

PRITCHETT, SILER & HARDY, P.C. CERTIFIED PUBLIC ACCOUNTANTS A PROFESSIONAL CORPORATION 1438 N. HIGHWAY 89 STE. 130 FARMINGTON, UTAH 84025 _______________________ (801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hemcare Health Services Inc. (Formerly NSU Resources Inc.)

Las Vegas, Nevada

We have audited the accompanying balance sheets of Hemcare Health Services Inc. (Formerly NSU Resources Inc.) as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hemcare Health Services Inc. (Formerly NSU Resources Inc.) as of December 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah 84025

May 15, 2017

HEMCARE HEALTH SERVICES INC.

Balance Sheets

	December 31,
	2016	2015
ASSETS
Current assets
Cash	$-	$20,334
Prepaid expenses	-	2,630
Total current assets	-	22,964

Total assets	$-	$22,964

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$7	$-
Accounts payable and accrued liabilities	38,772	86,896
Dividends payable	25,448	19,000
Related party payables	39,599	37,249
Current notes payables	331,500	350,000
Convertible notes payable, net of discounts $6,916 and $12,835	23,784	3,865
Notes payable	600	-
Related party convertible notes payable, net of discounts $0 and $10,249	2,634	385
Total current liabilities	462,344	497,395

Stockholders' deficit
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized, 0 and 81,170 shares issued and outstanding at December 31, 2016 and 2015	-	81,170
Common stock, $0.001 par value; 275,000,000 shares authorized; 273,332,211 and 142,162,211 issued; 272,952,211 and 141,782,211 outstanding at December 31, 2016 and 2015	273,332	142,162
Additional paid in capital	2,613,165	2,556,665
Other comprehensive income	24	24
Treasury stock, 380,000 shares	(100)	(100)
Accumulated deficit	(3,348,765)	(3,254,352)
Total stockholders' deficit	(462,344)	(474,431)

Total liabilities and stockholders' deficit	$-	$22,964

See accompanying notes to financial statements.

HEMCARE HEALTH SERVICES INC.

Statements of Operations

	Year ended December 31,
	2016	2015
Revenue	$-	$-

Operating expenses
General and administrative	8,698	23,977
Professional fees	22,549	375,284
Total operating expenses	31,247	399,261

Other income (expense)
Other income	-	937
Interest expense	(56,718)	(32,177)
Excess cost of prepaid royalties over value	-	(199,607)
Total other income (expense)	(56,718)	(230,847)

Net loss	$(87,965)	$(630,108)

Preferred stock dividends declared	(6,448)	(19,000)
Net loss attributable to common shareholders	$(94,413)	$(649,108)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average shares outstanding	187,062,814	87,783,992

See accompanying notes to financial statements.

HEMCARE HEALTH SERVICES INC.

Statement of Changes in Stockholders' Deficit

	Preferred Stock		Common Stock		Additional Paid-in	Other comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	income	Stock	Deficit	Total
Balance, December 31, 2014	120,000	$120,000	3,136,000	$3,136	$2,377,270	$24	$(100)	$(2,605,244)	$(104,914)

Preferred shares issued for prepayment of royalty	100,000	100,000	-	-	99,607	-	-	-	199,607
Conversion of preferred shares to common shares	(138,830)	(138,830)	138,830,000	138,830	-	-	-	-	-
Issuance of common shares for rounding in stock split	-	-	26,211	26	(26)				-
Recession of common shares	-	-	(730,000)	(730)	730	-	-	-	-
Common stock issued for cash	-	-	900,000	900	44,100	-	-	-	45,000
Beneficial conversion features recorded as debt discounts	-	-	-	-	34,984	-	-	-	34,984
Dividend declared on preferred stock	-	-	-	-	-	-	-	(19,000)	(19,000)
Net loss, year ended December 31, 2015	-	-	-	-	-	-	-	(630,108)	(630,108)
Balance, December 31, 2015	81,170	81,170	142,162,211	142,162	2,556,665	24	(100)	(3,254,352)	(474,431)

Beneficial conversion features recorded as debt discounts	-	-	-	-	16,500	-	-	-	16,500
Dividend declared on preferred stock	-	-	-	-	-	-	-	(6,448)	(6,448)
Issuance of preferred shares for repayment of note payable	50,000	50,000	-	-	-	-	-	-	50,000
Conversion of preferred shares to common	(131,170)	(131,170)	131,170,000	131,170	-	-	-	-	-
Forgiveness of related party payable	-	-	-	-	40,000	-	-	-	40,000
Net loss, year ended December 31, 2016	-	-	-	-	-	-	-	(87,965)	(87,965)
Balance, December 31, 2016	-	$-	273,332,211	$273,332	$2,613,165	$24	$(100)	$(3,348,765)	$(462,344)

See accompanying notes to financial statements.

HEMCARE HEALTH SERVICES INC.

Statements of Cash Flows

	Year ended December 31,
	2016	2015
Cash flows from operating activities
Net loss from operations	$(87,965)	$(630,108)
Adjustments to reconcile net loss to net cash used in operating activities
Excess cost of prepaid royalties over value	-	199,607
Note payable entered into for professional fees	-	350,000
Amortization of debt discounts	32,667	11,900
Expenses paid on behalf of the company by related parties	2,350	15,784
Changes in operating assets and liabilities
Prepaid expenses	2,630	(2,630)
Accounts payable and accrued liabilities	23,377	19,231
Net cash used in operating activities	(26,941)	(36,216)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from bank overdraft	7	-
Repayments of related party convertible note payable	(8,000)	(5,150)
Proceeds from notes payable	600
Proceeds from convertible notes payable	16,500	19,700
Repayments of convertible note payable	(2,500)	(3,000)
Proceeds from sale of common stock	-	45,000
Net cash used in financing activities	6,607	56,550

Net change in cash	(20,334)	20,334
Cash at beginning of period	20,334	-
Cash at end of period	$-	$20,334

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Preferred stock issued for repayment of note payable	$18,500	$-
Preferred stock issued for repayment of accrued interest payable	$31,500	$-
Forgiveness of related party payables	$40,000	$-
Preferred dividends accrued	$6,448	$19,000
Preferred stock issued for prepaid royalties	$-	$100,000
Convertible notes entered into in exchange for related party payable	$-	$15,784
Note payable entered into for professional fees	$-	$350,000

See accompanying notes to financial statements.

HEMCARE HEALTH SERVICES INC.

Notes to Financial Statements

December 31, 2016and 2015

Note 1 - Nature of Business

The Company was organized January 17, 2007 (Date of Inception) under the laws of the State of Nevada, as DBL Senior Care, Inc. and subsequently changed its name to HemCare Health Services Inc. on March 2, 2015.

Under previous management, the initial business of the Company was to provide personal care services to elderly, physically disabled or other home-bound individuals suffering infirmity. During the year ended December 31, 2009, the board of directors changed the Company's focus toward the manufacture and sale of fire retardant products. The Company then changed its focus to the licensing of certain technologies related to rare earth minerals then to having the exclusive rights to the use of Optimum Performance (a proprietary formulation of a highly potent all-in-one daily feed supplement for the Horse industry. The Company while still keeping within the health and wellness industries, narrowed its focus to haemorrhoid medical procedures and entered into a license agreement to open haemorrhoid treatment centers and promote the Ultroid Haemorrhoid System globally during the year ended December 31, 2015 which was ceased in late 2016 due to numerous issues and concerns with the Licensor’s business, technology and principals. With the business focus potentially shifting the board asked for the former chief executive officer's resignation and Mr. John Wilkes returned to his former role as chief executive. Under Mr. Wilkes leadership, the company has been developing a new business strategy and objective still within the health care space but now focusing on the information Exchange sector.

To this end management working together with significant shareholders, have been developing strategies and alliances to fulfil this objective. At the close of the fiscal year management began to develop a platform and portal for the Information Exchange with aim to completion and market launch in the 2nd quarter of 2017.

HemCare Health Services is developing a Centralized System for Patients, Lawyers & Insurers to Retrieve and Access Medical Records. The centralized system and portal is a cloud-based PIPEDA & HIPAA compliant network of Providers and Record Requestors. Utilizing a secure platform, providers will be able to securely exchange records electronically with third-party requestors. Health care providers with proper authorization can also share records with each other.

Addressing a $7 Billion a year problem

In national terms, across the U.S., hospitals spend more than $7 billion annually on customer intake. More than $7 billion, before any sort of medical procedure is done; before a patient even steps out of a waiting room, representing an incredible amount of time and money spent on intake administration.

Despite the adoption of electronic health records (EHR) and health information exchanges (HIE), providers are still mailing and faxing paper records because they have no PIPEDA or HIPAA compliant method to exchange records electronically with these third-party requestors. A recent study found that the current method of exchanging patient health information cost a single clinician practice $17,160 per year.

The Company aims to remove these substantial burdens both on an administrative and financial basis. People or firms simply use our secure online request form, pay a small service fee and the Company retrieves, digitizes and stores the records. At this point the requesting client can access the record globally 24 hours a day - 7 days a week to view it or transfer it securely. In fact clients can upload any new records to consolidate and keep all of their records securely in one place.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2016 or 2015.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an agreement exists, the price is fixed or determinable, goods are delivered or services performed and collectability is reasonably assured. The Company did not generate any revenues during the years ended December 31, 2016 or 2015.

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

Notes to Financial Statements

December 31, 2016and 2015

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

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has no cash, no material assets, accumulated losses of $3,348,765, a working capital deficit of $462,344, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

HEMCARE HEALTH SERVICES INC.

Notes to Financial Statements

December 31, 2016and 2015

Note 2 - Significant Accounting Policies (continued)

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC Topic 260 (formerly SFAS No. 128, Earnings Per Share). The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. The Company had 0 and 84,668,400 of common stock equivalents that were excluded from earnings per share due to the anti-dilutive nature during the years ended December 31, 2016 and 2015.

Note 3 - Stockholders’ Enquit

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

During the year ended December 31, 2016, the Company issued 50,000 shares of Series A Preferred Stock in exchange for a $50,000 reduction of outstanding notes payable. Additionally, the Company accepted the conversion of 131,170 shares of Series A Preferred Stock for the issuance of 131,170,000 shares of common stock.

There were 0 and 81,170 shares of series A convertible preferred stock issued and outstanding as of December 31, 2016 and 2015. Additionally, the Company had accrued dividends payable on series A convertible preferred stock totaling $25,448 and $19,000 at December 31, 2016 and 2015.

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

During the year ended December 31, 2016, the Company issued 131,170,000 common shares for the conversion of 131,170 shares of Series A Preferred Stock. There was no gain or loss on this conversion.

There were 273,332,211 and 142,162,211 common shares issued and 272,952,211 and 141,782,211 outstanding at December 31, 2016 and 2015, respectively.

HEMCARE HEALTH SERVICES INC.

Notes to Financial Statements

December 31, 2016and 2015

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

The sources and tax effects of the temporary differences for the periods presented are as follows:

	December 31, 2016	December 31, 2015
Net operating loss carry forward	$836,605	$748,640
Applicable Canadian Federal and Provincial tax rates	26.5%	26.5%
Deferred tax asset	221,700	198,390
Valuation allowance	(221,700)	(198,390)
Net deferred tax asset	$-	$-

This represents an increase in the net operating loss carry forward of $22,298 and $430,501 for the years ended December 31, 2016 and 2015. A reconciliation of income taxes computed at the United States federal statutory rate of 35% to the income tax recorded is as follows:

	December 31, 2016	December 31, 2015
Tax benefit at United States Federal statutory rate (35%)	$19,354	$220,538
Differences in U.S. and Canadian tax rates on provision	(4,700)	(36,592)
Non-deductible losses-prepaids	-	(69,862)
Increase in valuation allowance	(14,654)	(114,083)
Income tax provision	$-	$-

This represents an increase in the valuation allowance of $14,654 and $114,083 for the years ended December 31, 2016 and 2015. The Company did not pay any income taxes during the years ended December 31, 2016 or 2015, or since inception.

The net federal operating loss carry forward will begin to expire in 2026.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381. Tax years commencing in 2012 remain open for examination by the IRS, where applicable.

HEMCARE HEALTH SERVICES INC.

Notes to Financial Statements

December 31, 2016and 2015

Note 5 - Related Party Transactions

During the years ended December 31, 2016 and 2015, the Company received loans from related parties totaling $2,350 and $15,784 to fund operations via expenses paid directly to vendors on behalf of the Company. These loans are non-interest bearing, are due on demand and as such included in current liabilities. Imputed interest has been considered, but determined to be immaterial to the financial statements as a whole.

On August 8, 2015, the Company entered into a convertible note payable for $15,784 in exchange for the related party payable incurred from expenses paid on behalf of the Company. The note carries interest at a rate of 6% per annum, is due on August 24, 2016 and may be converted into common stock of the Company at the option of the noteholder at a rate of $.01 per share. The beneficial conversion feature in the note created a debt discount of $15,784 of which $5,535 was recognized during the year ended December 31, 2015 and $10,249 during the year ended December 31, 2016 leaving an unamortized discount of $10,249 and $0 as of December 31, 2015 and December 31, 2016. There was $2,634 and $10,634 principal and $606 and $360 of interest due as of December 31, 2016 and 2015.

During the year ended December 31, 2016, the Company identified $40,000 of liabilities for services performed by former related parties for which the original debtors no longer have a legal claim to collect based on statutes of limitations having expired in Ontario, Canada, the province in which the services were performed. As such, the amounts payable were written off and recorded to paid in capital in the current year.

Note 6 – Excess Cost of Prepaid Royalties Over Value

During the year ended December 31, 2015, the Company issued a total of 100,000 preferred shares of $1 par value Series A convertible preferred stock. The shares carried a value of $199,607 resulting in an immediate excess payment over value of $199,607 based on the Company’s determination that it may not realize value for the prepayment resulting in a full charge-off to operations for $199,607.

Note 7 – Notes Payable

During the year ended December 31, 2015, the Company entered into a note payable with an unrelated party as a settlement for payment of consulting services provided valued at $350,000. The note carries interest of 9% compounded annually and is due on November 19, 2016. During the year ended December 31, 2016, the Company issued 50,000 shares of series A convertible preferred stock as repayment of $31,500 of accrued interest and $18,500 of outstanding principal. There was $331,500 and $350,000 of principal and $10,299 and $19,504 of accrued interest due as of December 31, 2016 and 2015. Accrued interest payable is included in “accounts payable and accrued liabilities” on the balance sheet.

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

During the year ended December 31, 2016, the Company entered into a convertible note payable with an unrelated party resulting in net cash proceeds to the Company totaling $16,500. The note is convertible into common stock of the Company at the option of the noteholder at a rate of $0.01 per share. The Company measured the value of the beneficial conversion feature of the note and recorded a discount equal to the face value of the note on the date of issuance. The discount will be recognized ratably over the life of the note through the due date as shown below.

During the year ended December 31, 2016, the Company received a $600 loan from an unrelated party. The loan carries interest at 6% annually and is due on demand. There is not an executed agreement in place for the note.

A summary of the outstanding convertible and non-convertible notes payable as of December 31, follows:

	Due Date	Principal	Discount	Net Value
Noteholder 1	9/1/2016	$14,200	$-	$14,200
Noteholder 1	6/2/2017	16,500	(6,916)	9,584
Noteholder 1	On Demand	600	-	600
Total		$31,300	$(6,916)	$24,384

Note 9 – Subsequent Events

As reported in the Company’s 8-K filed on March 8, 2017, on January 31, 2017, the Company reached a settlement agreement to have 71,140,000  shares of its common stock returned for cancellation and rescission.  The agreement also cancelled approximately $30,000 in the Company’s debt and interest related to two alleged Convertible Promissory Notes signed by the Company's  previous Chief Executive Officer.

Also on January 31, 2017, the Company reached an agreement with its 9% Secured Promissory Note holder to retire $250,000 of outstanding principal and interest by way of the issuance of 12,500,000 common shares of the Company. As part of the agreement the note maturity date was extended to January 26, 2018 for the approximate $50,000 balance.

