Form 10-Q
period 2017-03-31
Hemcare Health Services Inc.
filed 2017-05-22
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-148546

HEMCARE HEALTH SERVICES INC.
(FORMERLY NSU RESOURCES INC) (Exact name of registrant as specified in its charter)

NEVADA	20-8248213
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5940 S. Rainbow Blvd. Las Vegas, NV 98118

(Address of principal executive offices, including zip code.)

(702) 796-6363

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒
(Do not check if a smaller reporting Company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 22, 2017 the issuer had 214,692,211 shares of common stock issued and 214,312,211 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2017 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

FORM 10-Q

QUARTER ENDED MARCH 31, 2017

Item 1: Financial Statements

HEMCARE HEALTH SERVICES INC.
Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS

Intangible assets	$40,000	$-

Total assets	$40,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Bank overdraft	$7	$7
Accounts payable and accrued liabilities	79,360	38,772
Dividends payable	25,448	25,448
Related party payables	42,692	39,599
Current notes payables	81,500	332,100
Convertible notes payable, net of discounts of $0 and $6,916	-	23,784
Related party convertible notes payable, net of discounts $0 and $0	-	2,634
Total current liabilities	229,007	462,344

Stockholders’ deficit
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 275,000,000 shares authorized; 214,692,211 and 273,332,211 issued; 214,312,211 and 272,952,211 outstanding at March 31, 2017 and December 31, 2016	214,692	273,332
Additional paid in capital	2,925,046	2,613,165
Other comprehensive income	24	24
Treasury stock, 380,000 shares	(100)	(100)
Accumulated deficit	(3,328,669)	(3,348,765)
Total stockholders’ deficit	(189,007)	(462,344)

Total liabilities and stockholders’ deficit	$40,000	$-

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.
Statements of Operations
(Unaudited)

	Three months ended March 31,
	2017	2016

Revenue	$-	$-

Operating expenses
General and administrative	468	4,236
Professional fees	2,022	4,420
Total operating expenses	2,490	8,656

Other income (expense)
Other income	26,306	-
Interest expense	(3,720)	(18,139)
Total other income (expense)	22,586	(18,139)

Net income (loss)	$20,096	$(26,795)

Preferred stock dividends declared	-	(2,429)
Net income (loss) attributable to common shareholders	$20,096	$(29,224)

Basic and diluted income (loss) per common share	$0.00	$(0.00)

Weighted average shares outstanding	233,858,878	141,782,211

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.
Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss) from operations	$20,096	$(26,795)
Adjustments to reconcile net loss to net cash used in operating activities
Forgiveness of debt	(26,306)	-
Amortization of debt discounts	-	10,102
Expenses paid on behalf of the company by related parties	468	-
Changes in operating assets and liabilities
Prepaid expenses	-	748
Accounts payable and accrued liabilities	5,742	7,192
Net cash used in operating activities	-	(8,753)

Net cash used in investing activities	-	-

Cash flows from financing activities
Repayments of related party convertible note payable	-	(5,700)
Repayments of convertible note payable	-	(2,500)
Net cash used in financing activities	-	(8,200)

Net change in cash	-	(16,953)
Cash at beginning of period	-	20,334
Cash at end of period	$-	$3,381

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Forgiveness of related party convertible note payable	$2,634	$-
Forgiveness of related party interest payable	$606	$-
Forgiveness of convertible note payable	$23,783	$-
Forgiveness of note payable	$600	$-
Forgiveness of interest payable	$1,923	$-
Common shares issued in exchange for note payable principal	$250,000	$-
Purchase of intangible asset for account payable	$40,000	$-
Preferred dividend declared	$-	$2,429

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

March 31, 2017

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements of Hemcare Health Services Inc. (formerly NSU Resources, Inc.) (collectively referred to herein as “Hemcare Health Services”, “Hemcare”, or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended December 31, 2016 and notes thereto contained in the Company’s Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2016 as reported in the form 10-K have been omitted.

Note 2 - Going Concern

The Company had an accumulated deficit of $3,328,669 and a working capital deficit of $229,007 as of March 31, 2017 and had no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At March 31, 2017, there were no uncertain tax positions that require accrual.

Intangible Asset

During the three months ended March 31, 2017, the Company entered into an agreement whereby a third party would build a web portal as part of executing our business plan. Through March 31, 2017, we had incurred $40,000 of costs to build the portal which are included in accounts payable as of March 31. The portal has yet to be launched and as such there has been no amortization recorded or impairment as of March 31, 2017.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

March 31, 2017

Note 3 - Significant Accounting Policies (continued)

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. There were no potentially dilutive instruments outstanding at March 31, 2017. Because of the net loss incurred during the three months ended March 31, 2016, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from loss per share calculations.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Note 4 - Related Party Transactions

No salaries were paid to directors or executives during the periods ended March 31, 2017 or 2016.

On January 31, 2017, the Company entered into a mutual release agreement with a related party with which there was an outstanding convertible note of $2,634 and outstanding accrued interest of $1,923. The agreement forgave the outstanding payables and they were written to $0 against additional paid in capital on the date of the agreement.

During the three months ended March 31, 2017, a related party paid $468 of expenses and $2,625 of outstanding payables on behalf of the company. The advances are due on demand and are included in current liabilities as a result. There was $42,692 and $39,599 due to related parties as of March 31, 2017 and December 31, 2016.

Note 5 – Stockholders’ Equity

Series A Convertible Preferred Stock

There were 0 shares of series A convertible preferred stock issued and outstanding as of March 31, 2017 and December 31, 2016. Additionally, the Company had accrued dividends payable on series A convertible preferred stock totaling $25,448 at March 31, 2017 and December 31, 2016.

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

During the year ended December 31, 2016, the Company issued 131,170,000 common shares for the conversion of 131,170 shares of Series A Preferred Stock. There was no gain or loss on this conversion

During the three months ended March 31, 2017, the Company entered into agreements with various individuals and entities to cancel a total of 71,140,000 shares of its common stock. Additionally, the Company issued 12,500,000 common shares in exchange for $250,000 of outstanding note principal.

There were 214,692,211 and 273,332,211 issued; 214,312,211 and 272,952,211 outstanding at March 31, 2017 and December 31, 2016, respectively.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

March 31, 2017

Note 6 – Notes Payable

During the year ended December 31, 2015, the Company entered into a note payable with an unrelated party as a settlement for payment of consulting services provided valued at $350,000. The note carries interest of 9% compounded annually and is due on November 19, 2016. During the year ended December 31, 2016, the Company issued 50,000 shares of series A convertible preferred stock as repayment of $31,500 of accrued interest and $18,500 of outstanding principal. During the three months ended March 31, 2017, the Company issued 12,500,000 shares of common stock in exchange for $250,000 of principal and extended the maturity date to January 26, 2018. There was $81,500 and $331,500 of principal and $14,018 and $10,299 of accrued interest due as of March 31, 2017 and December 31, 2016. Accrued interest payable is included in “accounts payable and accrued liabilities” on the balance sheet.

During the three months ended March 31, 2017, the Company entered into an agreement with a noteholder to forgive a $600 outstanding note payable. The Company wrote the balance to $0 against other income on the statements of operations.

Note 7 – Convertible Notes Payable

During the three months ended March 31, 2017, the Company entered into an agreement with a convertible noteholder to extinguishment the outstanding principal of the convertible note of $24,383 and interest of $1,923 for a total $26,306. There was $0 and $23,784 net of discounts outstanding at March 31, 2017 and December 31, 2016.

Note 8 – Commitments and Contingencies

During the year ended December 31, 2015 the Company issued a total of 100,000 shares of series A convertible preferred stock in exchange for a prepayment of royalties and 40 complete Ultroid systems. Additionally, as discussed in Note 7, the Company entered into two separate convertible notes payable with an unrelated party. These transactions were not approved by unanimous board consent through the Company’s normal approval procedures. As such, the Company may challenge the validity of these agreements after additional review of the relevant details.

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

Under previous management, the initial business of the Company was to provide personal care services to elderly, physically disabled or other home-bound individuals suffering infirmity. During the year ended December 31, 2009, the board of directors changed the Company’s focus toward the manufacture and sale of fire retardant products. The Company then changed its focus to the licensing of certain technologies related to rare earth minerals then to having the exclusive rights to the use of Optimum Performance (a proprietary formulation of a highly potent all-in-one daily feed supplement for the Horse industry. The Company while still keeping within the health and wellness industries, narrowed its focus to hemorrhoid medical procedures and entered into a license agreement to open hemorrhoid treatment centers and promote the Ultroid Hemorrhoid System globally during the year ended December 31, 2015 which was ceased in late 2016 due to numerous issues and concerns with the Licensor’s business, technology and principals. With the business focus potentially shifting the board asked for the former chief executive officer’s resignation and Mr. John Wilkes returned to his former role as chief executive. Under Mr. Wilkes leadership, the company has been developing a new business strategy and objective still within the health care space but now focusing on the information Exchange sector.

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

Results of Operations

Revenues

Revenues during the three months ended March 31, 2017 and 2016 were $0. The timing of generating revenues from the execution of the Company’s current business plan is presently undeterminable.

Operating Expenses

Total operating expenses were $2,490 and 8,656 during the three months ended March 31, 2017 and 2016. The decrease in operating expenses relate to the timing of fees incurred for the audit of the Company’s financial statements for the years ended December 31, 2016 and 2015. Where audit fees were incurred for the audit of our financial statements for the year ended December 31, 2015 during the three months ended March 31, 2016, we did not incur audit fees for the our financial statements for the year ended December 31, 2016 until the second quarter of 2017.

Other Income (Loss)

The Company had net other income of $22,586 during the three months ended March 31, 2017 compared to net other expense of $18,139 during the three months ended March 31, 2016. The increase in net other income is the result of debt forgiveness totaling $26,306 during the three months ended March 31, 2017 that did not exist in the prior period and the amortization of debt discounts associated with convertible notes payable there were outstanding during the three months ended March 31, 2016 and not during the three months ended March 31, 2017.

Net Income (Loss)

The Company had net income of $20,096 during the three months ended March 31, 2017 compared to a net loss of $29,224 during the three months ended March 31, 2016. The increase in net income is the result of timing of professional fees, forgiveness of outstanding debts and the amortization of debt discounts as discussed previously.

Liquidity and Capital Resources

As of March 31, 2017 we had $0 of cash, total current assets of $0 and current liabilities of $229,007 creating a working capital deficit of $229,007. Current liabilities as of March 31, 2017 consisted of $7 of bank overdrafts, $79,360 of accounts payable and accrued liabilities, $42,692 of related party payables, $25,448 of dividends payable and notes payable of $81,500.

Cash Used in Operating Activities

Net cash used in operating activities was $0 during the three months ended March 31, 2017 compared to $8,753 used for the same period in 2016. The decrease in cash used in operating activities is from an increase in non-cash gains realized and a lesser change in working capital during the three months ended March 31, 2017 when compared to the three months ended March 31, 2016.

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

Going Concern

Through March 31, 2017, management has devoted most of its activities to developing a market for its products and services. We have yet to generate revenues from our planned business activities, have no cash on hand and have a working capital deficit of $229,007 which raises substantial doubt for the entity to be able to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Description of Registrant’s Securities to be Registered

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently 214,692,211 issued and 214,312,211 outstanding, and 5,000,000 shares of series A convertible preferred stock authorized of which there are 0 shares issued and outstanding.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hemcare Health Services Inc.

By:	/s/ John Wilkes	By:	/s/ John Wilkes
	John Wilkes		John Wilkes
	President and Chief Executive Officer		Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)		(Principal Financial Officer)

	May 22, 2017		May 22, 2017

