Form 10-Q
period 2017-06-30
Hemcare Health Services Inc.
filed 2017-08-21
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 14, 2017 the issuer had 96,605,211 shares of common stock issued and 96,225,211 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2017 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

FORM 10-Q

QUARTER ENDED JUNE 30, 2017

Item 1: Financial Statements

HEMCARE HEALTH SERVICES INC.
Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Intangible assets	$55,000	$-

Total assets	$55,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$7	$7
Accounts payable and accrued liabilities	101,895	38,772
Dividends payable	25,448	25,448
Related party payables	48,064	39,599
Current notes payable	81,500	332,100
Derivative liability	4,907	-
Convertible notes payable, net of discounts of $2,777 and $6,916	2,123	23,784
Related party convertible notes payable, net of discounts $0 and $0	-	2,634
Total current liabilities	263,944	462,344

Stockholders' deficit
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value; 275,000,000 shares authorized; 214,692,211 and 273,332,211 issued; 214,312,211 and 272,952,211 outstanding at June 30, 2017 and December 31, 2016, respectively	214,692	273,332
Additional paid in capital	2,925,046	2,613,165
Other comprehensive income	24	24
Treasury stock, 380,000 shares	(100)	(100)
Accumulated deficit	(3,348,606)	(3,348,765)
Total stockholders' deficit	(208,944)	(462,344)

Total liabilities and stockholders' deficit	$55,000	$-

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.
Statements of Operations
(Unaudited)

	Three months ended June30,		Six months ended June30,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	5,372	2,922	5,840	7,158
Professional fees	9,736	11,468	11,758	15,888
Total operating expenses	15,108	14,390	17,598	23,046

Other income (expense)
Discharge of indebtedness	-	-	26,306	-
Gain on change in fair market value of derivative liability	441	-	441	-
Interest expense	(5,270)	(18,392)	(8,990)	(36,531)
Total other income (expense)	(4,829)	(18,392)	17,757	(36,531)

Net income (loss)	$(19,937)	$(32,782)	$159	$(59,577)

Preferred stock dividends declared	-	(2,428)	-	(4,857)
Net income (loss) attributable to common shareholders	$(19,937)	$(35,210)	$159	$(64,434)

Basic income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding - basic	214,312,211	141,782,211	224,031,548	141,782,211
Weighted average shares outstanding - diluted	214,312,211	141,782,211	224,276,548	141,782,211

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.
Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net income (loss) from operations	$159	$(59,577)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Forgiveness of debt	(26,306)	-
Amortization of debt discounts	2,123	20,089
Gain on change in fair market value of derivative liability	(441)	-
Excess fair market value of derivative liability charged to interest	448	-
Expenses paid on behalf of the company by related parties	5,840	-
Changes in operating assets and liabilities
Prepaid expenses	-	1,496
Accounts payable and accrued liabilities	18,177	11,675
Net cash used in operating activities	-	(26,317)

Net cash used in investing activities	-	-

Cash flows from financing activities
Repayments of related party convertible note payable	-	(8,000)
Proceeds from convertible notes payable		16,500
Repayments of convertible note payable	-	(2,500)
Net cash used in financing activities	-	6,000

Net change in cash	-	(20,317)
Cash at beginning of period	-	20,334
Cash at end of period	$-	$17

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Forgiveness of related party convertible note payable	$2,634	$-
Forgiveness of related party interest payable	$606	$-
Forgiveness of convertible note payable, net of discounts of $6,916	$23,783	$-
Forgiveness of note payable	$600	$-
Forgiveness of interest payable	$1,923	$-
Common shares issued in exchange for note payable principal	$250,000	$-
Account payable entered into for intangible asset	$55,000	$-
Accounts payable paid by related party	$2,625	$-
Accounts payable paid by convertible noteholder	$4,900	$-
Preferred dividend declared	$-	$4,857

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

June 30, 2017

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

Note 2 - Going Concern

The Company had an accumulated deficit of $3,348,606 and a working capital deficit of $263,944 as of June 30, 2017 and had no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At June 30, 2017, there were no uncertain tax positions that require accrual.

Intangible Asset

During the six months ended June 30, 2017, the Company entered into an agreement whereby a third party would build a web portal as part of executing our business plan. Through June 30, 2017, we had incurred $55,000 of costs to build the portal which are included in accounts payable as of June 30. The portal has yet to be launched and as such there has been no amortization recorded or impairment as of June 30, 2017.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

June 30, 2017

Note 3 - Significant Accounting Policies (continued)

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. As of June 30, 2017, there was a convertible note outstanding that could convert to a total of 245,000 common shares. Because of the net loss incurred during the three months ended June 30, 2017, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from loss per share calculations.

There were no potentially dilutive instruments outstanding at June 30, 2016.

Derivative Liabilities

The Company records a debt discount related to the issuance of convertible debts that have conversion features at adjustable rates. The debt discount for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features. The debt discount will be accreted by recording additional non-cash gains and losses related to the change in fair market values of derivative liabilities over the life of the convertible notes.

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

Note 4 - Related Party Transactions

No salaries were paid to directors or executives during the periods ended June 30, 2017 or 2016.

On January 31, 2017, the Company entered into a mutual release agreement with a related party with which there was an outstanding convertible note of $2,634 and outstanding accrued interest of $1,923. The agreement forgave the outstanding payables and they were written to $0 against additional paid in capital on the date of the agreement.

During the six months ended June 30, 2017, a related party paid $5,840 of expenses and $2,625 of outstanding payables on behalf of the company. The advances are due on demand and are included in current liabilities as a result. There was $48,064 and $39,599 due to related parties as of June 30, 2017 and December 31, 2016.

Note 5 – Stockholders’ Equity

Series A Convertible Preferred Stock

There were 0 shares of series A convertible preferred stock issued and outstanding as of June 30, 2017 and December 31, 2016. Additionally, the Company had accrued dividends payable on series A convertible preferred stock totaling $25,448 at June 30, 2017 and December 31, 2016.

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

During the year ended December 31, 2016, the Company issued 131,170,000 common shares for the conversion of 131,170 shares of Series A Preferred Stock. There was no gain or loss on this conversion

During the six months ended June 30, 2017, the Company entered into agreements with various individuals and entities to cancel a total of 71,140,000 shares of its common stock. Additionally, the Company issued 12,500,000 common shares in exchange for $250,000 of outstanding note principal.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

June 30, 2017

Note 5 – Stockholders’ Equity (continued)

Common Stock (continued)

There were 214,692,211 and 273,332,211 issued; 214,312,211 and 272,952,211 outstanding at June 30, 2017 and December 31, 2016, respectively.

Note 6 – Notes Payable

During the year ended December 31, 2015, the Company entered into a note payable with an unrelated party as a settlement for payment of consulting services provided valued at $350,000. The note carries interest of 9% compounded annually and is due on November 19, 2016. During the year ended December 31, 2016, the Company issued 50,000 shares of series A convertible preferred stock as repayment of $31,500 of accrued interest and $18,500 of outstanding principal. During the six months ended June 30, 2017, the Company issued 12,500,000 shares of common stock in exchange for $250,000 of principal and extended the maturity date to January 26, 2018. There was $81,500 and $331,500 of principal and $15,847 and $10,299 of accrued interest due as of June 30, 2017 and December 31, 2016. Accrued interest payable is included in “accounts payable and accrued liabilities” on the balance sheet.

During the six months ended June 30, 2017, the Company entered into an agreement with a noteholder to forgive a $600 outstanding note payable. The Company wrote the balance to $0 as a discharge of indebtedness on the statements of operations.

Note 7 – Convertible Notes Payable

During the six months ended June 30, 2017, the Company entered into an agreement with a convertible noteholder for the extinguishment the outstanding principal of the convertible note of $24,383 and interest of $1,923 for a total $26,306. There was $0 and $23,784 net of discounts outstanding at June 30, 2017 and December 31, 2016.

On May 22, 2017, the Company entered into a convertible note payable for $4,900 which was paid to third parties on our behalf resulting in net cash proceeds to the Company of $0. The note carries interest at a rate of 10% per annum and is due on August 20, 2017. The note and accrued interest is convertible into common stock of the Company at a rate equal to a 50% discount from the stock price on the date of conversion if converted within the first 90 days and the lesser of a 50% discount from the stock price on the date of conversion and $0.01 if converted after 90 days. There was $4,900 of principal, debt discounts of $2,777 and accrued interest totaling $871 outstanding as of June 30, 2017.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

June 30, 2017

Note 8 – Derivative Liability

As discussed in Note 3, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of June 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Fair Value at June 30, 2017
Liabilities
Derivative Liability	$-	$4,907	$-	$4,907

	Level 1	Level 2	Level 3	Fair Value at December 31, 2016
Liabilities
Derivative Liability	$-	$-	$-	$-

As of June 30, 2017, the Company had a $4,907 derivative liability balance on the balance sheet and recorded a gain from derivative liability fair value adjustment of $441 during the three and six months ended June 20, 2017. The Company assessed its outstanding convertible notes payable as summarized in Note 7 – Convertible Notes Payable and determined certain convertible notes payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 920, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments.

Utilizing Level 2 Inputs, the Company recorded fair market value adjustments related to convertible notes payable for the six months ended June 30, 2017 and 2016 of $441 and $0, respectively. The fair market value adjustments were calculated utilizing the Black-Sholes method using the following assumptions: risk free rates of 1.03%, dividend yield of 0%, expected lives of 0.14 years, and volatility of 40%.

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2016	$-
Derivative liabilities recorded	5,348
Change due to note conversion	-
Fair value adjustment	(441)
Balance at June 30, 2017	$4,907

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

June 30, 2017

Note 9 – Commitments and Contingencies

During the year ended December 31, 2015 the Company issued a total of 100,000 shares of series A convertible preferred stock in exchange for a prepayment of royalties and 40 complete Ultroid systems. Additionally, as discussed in Note 6, the Company entered into two separate convertible notes payable with an unrelated party. These transactions were not approved by unanimous board consent through the Company’s normal approval procedures. As such, the Company may challenge the validity of these agreements after additional review of the relevant details.

Note 10 - Subsequent Events

On July 30, 2017, the Company amended the conversion rate on its Series A Preferred Stock to convert into the Company’s common stock at a rate of $0.10 per share from its previous rate of $0.001 per share. There were no Series A Preferred Shares issued at the time of amendment.

On August 1, 2017, the Company entered into a note payable for $75,000 to purchase 52,500,000 of its outstanding common shares. The note matures on July 31, 2022 and carries interest at 3% per annum compounded annually. Payment of the outstanding principal and accrued interest is due in full on the date of maturity.

On August 1, 2017, the Company entered into a note payable for $10,000 to purchase 13,170,000 of its outstanding common shares. The note matures on July 31, 2022 and carries interest at 3% per annum compounded annually. Payment of the outstanding principal and accrued interest is due in full on the date of maturity.

On August 1, 2017, the Company entered into a note payable for $10,000 to purchase 30,000,000 of its outstanding common shares. The note matures on July 31, 2022 and carries interest at 3% per annum compounded annually. Payment of the outstanding principal and accrued interest is due in full on the date of maturity.

On August 1, 2017, the Company purchased 20,000,000 of its outstanding shares for a total purchase price of $100.

On August 1, 2017, the Company issued 25,000 shares of Series A Preferred Stock in exchange for 2,417,000 shares of common stock.

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

During the second quarter of 2017, the Company rolled out a soft launch of is Health Information Exchange portal, www.RecordsBank.org.

RecordsBank.org a Centralized System for Patients, Lawyers & Insurers to Retrieve and Access Medical Records. The centralized system and portal is a cloud-based PIPEDA & HIPAA compliant network of Providers and Record Requestors. Utilizing a secure platform, providers will be able to securely exchange records electronically with third-party requestors. Health care providers with proper authorization can also share records with each other.

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

Results of Operations

Revenues

Revenues during the three and six months ended June 30, 2017 and 2016 were $0. The timing of generating revenues from the execution of the Company’s current business plan is presently undeterminable.

Operating Expenses

Total operating expenses were $15,108 and $14,390 during the three months ended June 30, 2017 and 2016. The increase in operating expenses relate to the Company incurring additional general office expenses during the current period as it executes its business plan.

Total operating expenses were $17,598 and $23,046 during the six months ended June 30, 2017 and 2016. The decrease in operating expenses relate to the Company having incurred additional professional fees during the period ended June 30, 2016 related to the timing of filing its audited financial statements for the year ended December 31, 2016.

Other Income (Loss)

The Company had net other expenses of $4,829 during the three months ended June 30, 2017 compared to net other expense of $18,392 during the three months ended June 30, 2016. The decrease in net other expense is the result of fewer debt discounts on convertible notes payable being recognized as interest expense during the three months ended June 30, 2017 when compared to the same period in 2016.

The Company had net other income of $17,757 during the six months ended June 30, 2017 compared to net other expense of $36,531 during the six months ended June 30, 2016. The increase in net other income is the result of debt forgiveness totaling $26,306 during the six months ended June 30, 2017 that did not exist in the prior period and the amortization of debt discounts associated with convertible notes payable there were outstanding during the six months ended June 30, 2016 and not during the six months ended June 30, 2017.

Net Income (Loss)

The Company had net loss of $19,937 during the three months ended June 30, 2017 compared to a net loss of $32,782 during the three months ended June 30, 2016. The decrease in net loss is the result of timing of professional services, forgiveness of outstanding debts and the amortization of debt discounts as discussed previously.

The Company had net income of $159 during the six months ended June 30, 2017 compared to a net loss of $59,577 during the six months ended June 30, 2016. The increase in net income is the result of timing of professional fees, forgiveness of outstanding debts and the amortization of debt discounts as discussed previously.

Liquidity and Capital Resources

As of June 30, 2017 we had $0 of cash, total current assets of $0 and current liabilities of $263,944 creating a working capital deficit of $263,944. Current liabilities as of June 30, 2017 consisted of $7 of bank overdrafts, $101,895 of accounts payable and accrued liabilities, $48,064 of related party payables, $25,448 of dividends payable, notes payable of $81,500, a derivative liability of $4,907 and convertible notes payable net of discounts of $2,123.

Cash Used in Operating Activities

Net cash used in operating activities was $0 during the six months ended June 30, 2017 compared to $26,317 used for the same period in 2016. The decrease in cash used in operating activities is from an increase in non-cash gains realized and a lesser change in working capital during the six months ended June 30, 2017 when compared to the six months ended June 30, 2016.

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

Going Concern

Through June 30, 2017, management has devoted most of its activities to developing a market for its products and services. We have yet to generate revenues from our planned business activities, have no cash on hand and have a working capital deficit of $263,944 which raises substantial doubt for the entity to be able to continue as a going concern.

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

Hemcare Health Services Inc.

By:	/s/ John Wilkes	By:	/s/ John Wilkes
	John Wilkes		John Wilkes
	President and Chief Executive Officer		Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)		(Principal Financial Officer)

	August 14, 2017		August 14, 2017

