Form 10-Q
period 2017-09-30
Hemcare Health Services Inc.
filed 2017-11-21
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐ RANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 20, 2017 the issuer had 212,275,211 shares of common stock issued and 123,225,211 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2017 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2017

Item 1: Financial Statements

HEMCARE HEALTH SERVICES INC.
Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS

Intangible assets	$55,000	$-

Total assets	$55,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$7	$7
Accounts payable and accrued liabilities	106,656	38,772
Dividends payable	25,448	25,448
Related party payables	49,544	39,599
Current notes payables	81,500	332,100
Derivative liability	68,793	-
Convertible notes payable, net of discounts of $0 and $6,916	4,900	23,784
Related party convertible notes payable, net of discounts $0 and $0	-	2,634
Total current liabilities	336,848	462,344

Related party notes payable, net of current portion	10,000	-
Notes payable, net of current portion	85,000	-

Total liabilities	431,848	462,344

Stockholders' deficit
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized, 25,000 and 0 issued and outstanding at September 30, 2017 and December 31, 2016	25,000	-
Common stock, $0.001 par value; 275,000,000 shares authorized; 212,275,211 and 273,332,211 issued; 123,225,211 and 272,952,211 outstanding at September 30, 2017 and December 31, 2016	212,275	273,332
Additional paid in capital	2,902,463	2,613,165
Other comprehensive income	24	24
Treasury stock, 89,050,000 shares	(95,200)	(100)
Accumulated deficit	(3,421,410)	(3,348,765)
Total stockholders' deficit	(376,848)	(462,344)

Total liabilities and stockholders' deficit	$55,000	$-

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.
Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	579	1,162	6,419	8,320
Professional fees	3,121	1,228	14,879	17,116
Total operating expenses	3,700	2,390	21,298	25,436

Other income (expense)
Discharge of indebtedness	-	-	26,306	-
Loss on change in fair market value of derivative liability	(63,886)	-	(63,445)	-
Interest expense	(5,218)	(7,994)	(14,208)	(44,525)
Total other income (expense)	(69,104)	(7,994)	(51,347)	(44,525)

Net income (loss)	$(72,804)	$(10,384)	$(72,645)	$(69,961)

Preferred stock dividends declared	-	(1,591)	-	(6,448)
Net income (loss) attributable to common shareholders	$(72,804)	$(11,975)	$(72,645)	$(76,409)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	153,917,570	190,258,081	200,403,394	158,118,401

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.
Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net loss from operations	$(72,645)	$(69,961)
Adjustments to reconcile net loss to net cash used in operating activities
Forgiveness of debt	(26,306)	-
Amortization of debt discounts	4,900	28,508
Loss on change in fair market value of derivative liability	63,445	-
Excess fair market value of derivative liability charged to interest	448	-
Expenses paid on behalf of the company by related parties	6,420	-
Changes in operating assets and liabilities
Prepaid expenses	-	2,252
Accounts payable and accrued liabilities	23,738	12,260
Net cash used in operating activities	-	(26,941)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from bank overdraft	-	7
Repayments of related party convertible note payable	-	(8,000)
Proceeds from convertible notes payable	-	17,100
Repayments of convertible note payable	-	(2,500)
Net cash used in financing activities	-	6,607

Net change in cash	-	(20,334)
Cash at beginning of period	-	20,334
Cash at end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Forgiveness of related party convertible note payable	$2,634	$-
Forgiveness of related party interest payable	$606	$-
Forgiveness of convertible note payable	$23,783	$-
Forgiveness of note payable	$600	$-
Forgiveness of interest payable	$1,923	$-
Common shares issued in exchange for note payable principal	$250,000	$-
Account payable entered into for intangible asset	$55,000	$-
Accounts payable paid by related party	$3,425	$-
Accounts payable paid by convertible noteholder	$4,900	$-
Related party note payable entered into for purchase of treasury stock	$10,000	$-
Notes payable entered into for purchase of treasury stock	$85,000	$-
Related party advance for purchase of treasury stock	$100	$-
Preferred dividend declared	$-	$6,448
Preferred stock issued for repayment of note payable	$-	$18,500
Preferred stock issued for repayment of accrued interest payable	$-	$31,500

See accompanying notes to unaudited financial statements.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

September 30, 2017

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

Note 2 - Going Concern

The Company had an accumulated deficit of $3,421,410 and a working capital deficit of $336,848 as of September 30, 2017 and had no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At September 30, 2017, there were no uncertain tax positions that require accrual.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

September 30, 2017

Note 3 - Significant Accounting Policies (continued)

Intangible Asset

During the nine months ended September 30, 2017, the Company entered into an agreement whereby a third party would build a web portal as part of executing our business plan. Through September 30, 2017, we had incurred $55,000 of costs to build the portal which are included in accounts payable as of September 30. The portal has yet to be launched and as such there has been no amortization recorded or impairment as of September 30, 2017.

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. As of September 30, 2017, there was a convertible note outstanding that could convert to a total of 490,000 common shares. Because of the net loss incurred during the three and nine months ended September 30, 2017, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from loss per share calculations. There were no potentially dilutive instruments outstanding at September 30, 2016.

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

Note 4 - Related Party Transactions

No salaries were paid to directors or executives during the periods ended September 30, 2017 or 2016.

On January 31, 2017, the Company entered into a mutual release agreement with a related party with which there was an outstanding convertible note of $2,634 and outstanding accrued interest of $1,923. The agreement forgave the outstanding payables and they were written to $0 against additional paid in capital on the date of the agreement.

During the nine months ended September 30, 2017, a related party paid $6,419 of expenses, $3,426 of outstanding payables on behalf of the company and $100 to repurchase treasury stock on behalf of the Company. The advances are due on demand and are included in current liabilities as a result. There was $49,544 and $39,599 due to related parties as of September 30, 2017 and December 31, 2016.

On August 1, 2017, the Company entered into a $10,000 note payable with a related party to purchase 3,000,000 common shares as treasury stock. The note requires payments of $5,000 on July 1, 2019, $2,500 on July 1, 2020 and $2,500 plus all accrued interest on July 31, 2022 and accrues interest at 3% per annum. There was $10,000 of principal and accrued interest of $49 due as of September 30, 2017.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

September 30, 2017

Note 5 – Stockholders’ Equity

Series A Convertible Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate equal to $0.10 per share.

During the nine months ended September 30, 2017, the Company issued 25,000 shares of Series A Convertible Preferred Stock in exchange for 2,417,000 shares of common stock.

There were 25,000 and 0 shares of series A convertible preferred stock issued and outstanding as of September 30, 2017 and December 31, 2016. Additionally, the Company had accrued dividends payable on series A convertible preferred stock totaling $25,448 at September 30, 2017 and December 31, 2016.

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

During the year ended December 31, 2016, the Company issued 131,170,000 common shares for the conversion of 131,170 shares of Series A Preferred Stock. There was no gain or loss on this conversion

During the nine months ended September 30, 2017, the Company entered into agreements with various individuals and entities to cancel a total of 71,140,000 shares of its common stock; entered into $10,000 of related party notes payable for the purchase of 3,000,000 shares of common stock; entered into $85,000 of notes payable for the purchase of 65,670,000 shares of common stock; purchased 20,000,000 common shares through an advance from a related party and 12,500,000 common shares in exchange for $250,000 of outstanding note principal.

There were 212,275,211 and 273,332,211 common shares issued and 123,225,211 and 272,952,211 shares outstanding as of September 30, 2017 and December 31, 2016, respectively.

Note 6 – Notes Payable

During the year ended December 31, 2015, the Company entered into a note payable with an unrelated party as a settlement for payment of consulting services provided valued at $350,000. The note carries interest of 9% compounded annually and is due on November 19, 2016. During the year ended December 31, 2016, the Company issued 50,000 shares of series A convertible preferred stock as repayment of $31,500 of accrued interest and $18,500 of outstanding principal. During the nine months ended September 30, 2017, the Company issued 12,500,000 shares of common stock in exchange for $250,000 of principal and extended the maturity date to January 26, 2018. There was $81,500 and $331,500 of principal and $17,696 and $10,299 of accrued interest due as of September 30, 2017 and December 31, 2016. Accrued interest payable is included in “accounts payable and accrued liabilities” on the balance sheet.

During the nine months ended September 30, 2017, the Company entered into an agreement with a noteholder to forgive a $600 outstanding note payable. The Company wrote the balance to $0 as a discharge of indebtedness on the statements of operations. There was $0 and $600 outstanding as of September 30, 2017 and December 31, 2016.

On August 1, 2017, the Company entered into a note payable for $75,000 to purchase 52,500,000 shares of common stock. The note requires payments of $25,000 on July 1, 2019, $25,000 on July 1, 2020 and $25,0500 plus all accrued interest on July 31, 2022 and accrues interest at 3% per annum. There was $75,000 of principal and accrued interest of $370 due as of September 30, 2017.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

September 30, 2017

Note 6 – Notes Payable (continued)

On August 1, 2017, the Company entered into a note payable for $10,000 to purchase 13,170,000 shares of common stock. The note requires payments of $5,000 on July 1, 2019, $2,500 on July 1, 2020 and $2,500 plus all accrued interest on July 31, 2022 and accrues interest at 3% per annum. There was $10,000 of principal and accrued interest of $49 due as of September 30, 2017.

Note 7 – Convertible Notes Payable

During the nine months ended September 30, 2017, the Company entered into an agreement with a convertible noteholder for the extinguishment the outstanding principal of the convertible note of $24,383 and interest of $1,923 for a total $26,306. There was $0 and $23,784 net of discounts outstanding at September 30, 2017 and December 31, 2016.

On May 22, 2017, the Company entered into a convertible note payable for $4,900 which was paid to third parties on our behalf resulting in net cash proceeds to the Company of $0. The note carries interest at a rate of 10% per annum and is due on August 20, 2017. The note and accrued interest is convertible into common stock of the Company at a rate equal to a 50% discount from the stock price on the date of conversion if converted within the first 90 days and the lesser of a 50% discount from the stock price on the date of conversion and $0.01 if converted after 90 days. There was $4,900 of principal, debt discounts of $0 and accrued interest totaling $994 outstanding as of September 30, 2017.

Note 8 – Derivative Liability

As discussed in Note 3, on a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy. The following table presents information about the Company’s liabilities measured at fair value as of September 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Fair Value at September 30, 2017
Liabilities
Derivative Liability	$-	$68,793	$-	$68,793

	Level 1	Level 2	Level 3	Fair Value at December 31, 2016
Liabilities
Derivative Liability	$-	$-	$-	$-

As of September 30, 2017, the Company had a $68,793 derivative liability balance on the balance sheet and recorded a loss from derivative liability fair value adjustment of $63,886 and $63,445 during the three and nine months ended September 30, 2017. The Company assessed its outstanding convertible notes payable as summarized in Note 7 – Convertible Notes Payable and determined certain convertible notes payable with variable conversion features contain embedded derivatives and are therefore accounted for at fair value under ASC 920, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments.

Utilizing Level 2 Inputs, the Company recorded fair market value adjustments related to convertible notes payable for the nine months ended September 30, 2017 and 2016 of $63,445 and $0, respectively. The fair market value adjustments were calculated utilizing the Black-Sholes method using the following assumptions: risk free rates of 1.20%, dividend yield of 0%, expected lives of 0.50 years, and volatility of 189%.

HEMCARE HEALTH SERVICES INC.

Notes to Unaudited Financial Statements

September 30, 2017

Note 8 – Derivative Liability (continued)

A summary of the activity of the derivative liability is shown below:

Balance at December 31, 2016	$-
Derivative liabilities recorded	5,348
Change due to note conversion	-
Fair value adjustment	63,445
Balance at September 30, 2017	$68,793

Note 9 – Commitments and Contingencies

During the year ended December 31, 2015, the Company issued a total of 100,000 shares of series A convertible preferred stock in exchange for a prepayment of royalties and 40 complete Ultroid systems. Additionally, as discussed in Note 6, the Company entered into two separate convertible notes payable with an unrelated party. These transactions were not approved by unanimous board consent through the Company’s normal approval procedures. As such, the Company may challenge the validity of these agreements after additional review of the relevant details.

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

Results of Operations

Revenues

Revenues during the three and nine months ended September 30, 2017 and 2016 were $0. The timing of generating revenues from the execution of the Company’s current business plan is presently undeterminable.

Operating Expenses

Total operating expenses were $3,700 and $2,390 during the three months ended September 30, 2017 and 2016. The increase in operating expenses relate to the Company incurring additional general office expenses during the current period as it executes its business plan.

Total operating expenses were $21,298 and $25,436 during the nine months ended September 30, 2017 and 2016. The decrease in operating expenses relate to the Company having incurred additional professional fees during the period ended September 30, 2016 related to the timing of filing its audited financial statements for the year ended December 31, 2016.

Other Income (Loss)

The Company had net other expenses of $69,104 during the three months ended September 30, 2017 compared to net other expense of $7,994 during the three months ended September 30, 2016. The decrease in net other expense is the result of fewer debt discounts on convertible notes payable being recognized as interest expense during the three months ended September 30, 2017 when compared to the same period in 2016 and an increase in the loss recognized on the measurement of derivative liabilities of $63,886 during the three months ended September 30, 2017 when compared to the three months ended September 30, 2016.

The Company had net other losses of $51,347 during the nine months ended September 30, 2017 compared to net other expense of $44,525 during the nine months ended September 30, 2016. The increase in net other expense is the result of losses recognized on the measurement of derivative liabilities that existing during the nine months ended September 30, 2017 that did not exist in the prior period, debt forgiveness totaling $26,306 during the nine months ended September 30, 2017 that did not exist in the prior period and the amortization of debt discounts associated with convertible notes payable there were outstanding during the nine months ended September 30, 2016 and not during the nine months ended September 30, 2017.

Net Income (Loss)

The Company had net loss of $72,804 during the three months ended September 30, 2017 compared to a net loss of $10,384 during the three months ended September 30, 2016. The increase in net loss is the result of timing of professional services, loss on derivative liability measurements, forgiveness of outstanding debts and the amortization of debt discounts as discussed previously.

The Company had net loss of $72,645 during the nine months ended September 30, 2017 compared to a net loss of $69,961 during the nine months ended September 30, 2016. The increase in net loss is the result of timing of professional services, loss on derivative liability measurements, forgiveness of outstanding debts and the amortization of debt discounts as discussed previously.

Liquidity and Capital Resources

As of September 30, 2017 we had $0 of cash, total current assets of $0 and current liabilities of $336,848 creating a working capital deficit of $336,848. Current liabilities as of September 30, 2017 consisted of $7 of bank overdrafts, $106,656 of accounts payable and accrued liabilities, $49,544 of related party payables, $25,448 of dividends payable, notes payable of $81,500, a derivative liability of $68,793 and convertible notes payable net of discounts of $4,900.

Cash Used in Operating Activities

Net cash used in operating activities was $0 during the nine months ended September 30, 2017 compared to $26,941 used for the same period in 2016. The decrease in cash used in operating activities is from an increase in non-cash gains realized and a lesser change in working capital during the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016.

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

Going Concern

Through September 30, 2017, management has devoted most of its activities to developing a market for its products and services. We have yet to generate revenues from our planned business activities, have no cash on hand and have a working capital deficit of $336,848 which raises substantial doubt for the entity to be able to continue as a going concern.

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

Hemcare Health Services Inc.

By:	/s/ John Wilkes	By:	/s/ John Wilkes
	John Wilkes		John Wilkes
	President and Chief Executive Officer		Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)		(Principal Financial Officer)

	November 20, 2017		November 20, 2017

