Form 10-K
period 2017-12-31
DLT Resolution Inc.
filed 2018-04-13
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

DLT RESOLUTION, INC (FORMERLY HEMCARE HEALTH SERVICES, INC)
(Exact name of registrant as specified in its charter)

Commission File Number: 333-148546

Nevada	20-8248213
(State of Incorporation)	(I.R.S. Employer Identification No.)

5940 S. Rainbow Blvd., Ste 400-32132, Las Vegas, NV	89118
(Address of principal executive offices)	(Zip Code)

(702) 796-6363

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non voting common equity held by non affiliates of the registrant as of June 30, 2017 was approximately $347,987 (based on a closing sale price of $0.04 per share as reported for the NASDAQ Global Select Market on June 30, 2017). For purposes of this calculation, shares of common stock held by officers, directors and their affiliated holders and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of April 2, 2018, 22,479,689 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

INDEX

DLT RESOLUTION, INC.

(FORMERLY HEMCARE HEALTH SERVICES, INC.)

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2018. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "DLT” "we," "our," “DLTI,” and "us" refer to DLT Resolution Inc. (formerly HCRE, Hemcare Health Services Inc.).

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by DLT Resolution Inc. with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by DLT Resolution Inc. with the SEC may also be obtained from DLT Resolution Inc. by directing a request to DLT Resolution Inc., Attention: John Wilkes. 5940 S. Rainbow Blvd, Ste 400-32132, Las Vegas, NV 89118 or tel. 1 (702) 796-6363

ITEM 1 BUSINESS.

General

DLT Resolution Inc. (formerly Hemcare Health Services Inc.) (“The Company”) was incorporated on January 17, 2007, under the laws of the State of Nevada. The principal offices are located at 5940 S. Rainbow Blvd, Ste 400-32132, Las Vegas, NV 89118. The telephone number is 1 (702) 796-6363. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Our fiscal year end is December 31.

Description of Business

DLT Resolution Inc (“DLT”) is a Distributed Ledger Technology “Blockchain” Information Technology company. The Company changed its name from Hemcare Health Services to DLT Resolution to better align with its business activities on December 4, 2017. Additionally, the Company formed a wholly owned Canadian subsidiary to carry on business in Canada effective November 23, 2017. The Company offers secure data management, Information Technology (IT) and other telecommunications services in Canada and the United States. Through its RecordsBank.org portal it operates a Health Information Exchange. DLT is creating a single unified platform enabling the ability to request and retrieve medical information and records while meeting all of today’s Security & Compliance demands for HIPAA, PIPEDA and PHIPA. The Company is preparing to launch a Distributed Ledger Technology “Blockchain” version of the service placing electronic health records on this secure platform. The Company expects to launch this initiative during the third calendar quarter of 2018.

Previously, the Company’s business plan and objective through late 2016 was to focus on hemorrhoid medical procedures for which it entered into a license agreement to open hemorrhoid treatment centers and promote the Ultroid Hemorrhoid System globally. However, the Company under new Management, ceased that plan.

DLT operates in Canada through its wholly owned subsidiary DLT Resolution Corp. an Ontario corporation.

Employees

Currently there are no employees of the Company. Management works at the pleasure of the board and for the foreseeable future, additional work on its development efforts are to be contracted out.

Research and Development Expenditures

Since the time of our incorporation we have not incurred any research expenses.

In 2017 the Company incurred costs of $55,000 in its development efforts of its on line Health Information Exchange portal which was launched live in late 2017. The Company has also incurred an additional $64,000 in development expenses on utilizing a Distributed Ledger Technology “Blockchain” solution for placing health information on this platform during the fourth quarter of 2017. Management anticipates further research and development expenses in the upcoming 2018 year.

Business Strategy

DLT Resolution’s strategy is to provide secure data management to organizations large and small across Canada and the USA. Included with data management are telecom and other IT solutions to assist organizations with offloading burdensome back office services and thus helping clients achieve operational efficiency.

Through the deployment of the Company’s Distributed Ledger Technology “Blockchain” solution, DLT aims to leverage our offerings adding benefits previously unattainable in the marketplace.

Distributed Ledger Technology “Blockchain”

Our Distributed Ledger Technology “Blockchain” permits trust to be intrinsically embedded into a technological solution, enabling smooth partnerships and transactions dramatically reducing friction between stakeholders. Our solutions focus primarily within the Health Information Exchange and Telecommunications space.

Workflow Automation

Distributed Ledger Technology “Blockchain” enabled trust improves coordination between various partners, due to a shared view of transactions and liabilities. This in turn permits the elimination of third parties, resulting in cost savings

Audit Trail

Facilitates a single view of data instead of the need for consolidation across various disparate systems. Resulting in reliable audit trails due to the history of all transactions being available in the ledger.

Data Privacy

Provable privacy protects clients’ data from being visible to unauthorized parties in compliance with all of today's HIPPA requirements

Revenue Assurance

Implementation of smart contracts allows for near-instantaneous charging, thus leading to improved revenue assurance and fraud reduction.

Health Information Exchange

DLT Resolution has developed and recently launched RecordsBank.org, a Centralized System for Patients, Lawyers & Insurers to retrieve and access Medical Records. The centralized system and portal is a cloud-based PIPEDA & HIPAA compliant network of Providers and Record Requestors. Utilizing a secure platform, providers will be able to securely exchange records electronically with third-party requestors. Health care providers with proper authorization can also share records with each other. The system works on a fee per record basis with future plans of licensing medical data, stripped of identifiers for medical research.

Addressing a $7 Billion a Year Problem

In national terms, across the U.S., hospitals spend more than $7 billion annually on customer intake. More than $7 billion, before any sort of medical procedure is done; before a patient even steps out of a waiting room, representing an incredible amount of time and money spent on intake administration.

Despite the adoption of electronic health records (EHR) and health information exchanges (HIE), providers are still mailing and faxing paper records because they have no PIPEDA or HIPAA compliant method to exchange records electronically with these third-party requestors. Based on our research, the Company estimates the current method of exchanging patient health information may cost a single clinician practice approximately $17,000 per year.

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

Not Applicable

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2 PROPERTIES.

We do not own any property; the principal offices are located at 5940 S. Rainbow Blvd, Ste 400-32132, Las Vegas, NV 89118. The telephone number is 1 (702) 796-6363.

ITEM 3 LEGAL PROCEEDINGS.

DLT Resolution, Inc. is not currently a party to any legal proceedings.

ITEM 4 MINE SAFETY DISCLOSURES.

None

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the OTC Markets Group under the ticker symbol DLTI. The stock trades are limited and sporadic; there is no established public trading market for our common stock.

Dividends

We declared $0 and $6,448 of dividends on preferred stock during the years ended December 31, 2017 and 2016. We do not anticipate declaring dividends during the year ended December 31, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

There is no stock option plan in place for the company.

Recent Sales of Unregistered Securities

There was no sale of unregistered securities during the year ended December 31, 2017.

Securities issued in 2016

During the year ended December 31, 2016 the Company issued a total of 50,000 shares of Series A Preferred Stock as a partial repayment of an outstanding note payable and issued 131,170,000 shares of common stock in exchange for 131,170 shares of Series A Preferred Stock.

Securities issued in 2017

During the year ended December 31, 2017 the Company issued 25,000 shares of Series A Preferred stock in exchange for 241,700 shares of common stock; 64,000 shares of Series B Preferred stock for services; 1,250,000 shares of common stock as repayment on a note payable; 345,350 shares of common stock as repayment of a related party payable and rescinded 7,114,000 shares of common stock.

ITEM 6 SELECTED FINANCIAL DATA.

Summary of Financial Data

	December 31,	December 31,
	2017	2016

Revenues	$2,423	$-

Operating Expenses	$38,720	$31,247

Earnings (Loss)	$(44,687)	$(87,965)

Total Assets	$124,553	$-

Liabilities	$284,071	$462,344

Stockholders’ Deficit	$(159,518)	$(462,344)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of DLT Resolution Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Critical Accounting Policies

Use of Estimates

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the year ended December 31, 2017.

Revenue Recognition

Revenue is recognized when persuasive evidence of an agreement exists, the price is fixed or determinable, goods are delivered or services performed and collectability is reasonably assured.

Going concern

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has limited cash, an accumulated deficit of $3,394,701, a working capital deficit of $279,071, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

Principals of Consolidation

The consolidated financial statements represent the results of DLT Resolution, Inc. and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

Plan of Operations

Liquidity and Capital Resources. As of December 31, 2017 we had $8,609 of cash on hand and total liabilities of 284,071. We must secure additional funds in order to continue our business. We secured certain private placements to pay expenses relating to filing this report including legal, accounting and filing fees and may be required to secure additional financing to fund future filings. However we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $20,000 for the year ending December 31, 2018). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. Total operating expenses were $38,720 during the year ended December 31, 2017 compared to $31,247 during the year ended December 31, 2016. The increase in expenses is from the Company incurring increased operating costs associated with maintaining our filings with the SEC.

Other Income (Expense): Other expenses totaled $8,011 during the year ended December 31, 2017 compared to $56,718 during the year ended December 31, 2016. The decrease in other expenses is the result of a one-time gain recognized on the forgiveness of debt in the current year that did not exist in the prior.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 25, 2018, the Company dismissed Pritchett, Siler & Hardy, PC (“PSH”) as its independent registered accounting firm and engaged Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah, as its new independent registered accounting firm.

Since PSH’s appointment as our independent registered accounting firm on March 13, 2014 and through January 25, 2018, which included its audits of our financial statements for the years ended December 31, 2016 and 2015, there were (i) no disagreements between the Company and PSH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of PSH, would have caused PSH to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of DLT Resolution Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In assessing the effectiveness of our internal control over financial reporting as of December 31, 2017, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2017 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2017 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

•	Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

•	Representative with Financial Expertise — For the year ending December 31, 2017, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

•	Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

•	Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION.

None.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their respective age as of December 31, 2017 are as follows:

Director:

Name of Director	Age
John Wilkes	56

Executive Officer:

Name of Officer	Age	Office
John Wilkes	56	President, CEO and CFO

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

John Wilkes

Mr. Wilkes, M.B.A., C.P.A., C.A. (56) earned his C.A. designation with Price Waterhouse in Toronto, Canada. Since 2005, Mr. Wilkes has been an Independent Investment Management Professional, making private investments in both private and public companies that, for the most part, have their core business in the environmental space.

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

Audit Committee. We have not established an Audit Committee because of our limited operations; and because we have only two directors and one officer, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.

Code of Ethics. We have not adopted a Code of Ethics for our principal executive and financial officers.

ITEM 11 EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award (s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
John Wilkes Director	2017	0	0	0	0	0	0	0

John Wilkes Director	2016	0	0	0	0	0	0	0

There has been no cash payment outside of the amounts above paid to the individuals above for services rendered in all capacities to us for the year ended December 31, 2017 and 2016. Minimal compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the year ended December 31, 2017 and 2016.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to the Company to own more than 5% of the outstanding common stock as of December 31, 2017 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial Owner	Number of Shares Owned	Percent Ownership
Mind Tech Group	5,000,000	28%
John Wilkes	4,000,000	23%
Tom Krutulis	2,283,200	13%
Maria Gafter	1,590,000	9%
Total	12,873,200	73%

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2017, there were no other material transactions between the Company and any Officer, Director or related party that has not been disclosed in footnote 5 to the financial statements. Additionally, there are no Officers, Directors or other related parties that since the date of incorporation had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the years ended December 31, 2017 and 2016, the Company incurred auditing expenses of approximately $9,275 and $9,625. There were no other audit related services or tax fees incurred.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents have been filed as a part of this Annual Report on Form 10-K.

1. Consolidated Financial Statements

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT NUMBER	DESCRIPTION

3.1*	Articles of Incorporation
3.2*	By-Laws
31.1	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
31.2	SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER
32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION
101	Interactive data files pursuant to Rule 405 of Regulation S-T

* Incorporated by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ John Wilkes	/s/ John Wilkes
John Wilkes	John Wilkes
President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)

April 12, 2018	April 12, 2018

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Consolidated Financial Statements

December 31, 2017 and 2016

F-1

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Consolidated Financial Statements

December 31, 2017 and 2016

PINNACLE ACCOUNTACY GROUP OF UTAH

A dba of HEATON AND COMPANY, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

1438 N. HIGHWAY 89 STE. 120

FARMINGTON, UTAH 84025

_____________________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DLT Resolution Inc. (formerly Hemcare Health Services Inc.)

Las Vegas, Nevada

Opinion on the Financial Statements

We have audited the accompanying balance sheet of DLT Resolution Inc. (formerly Hemcare Health Services Inc.) (the Company) as of December 31 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has minimal operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since January 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

April 10, 2018

Farmington Office:	Members of the AICPA and UACPA	Ogden Office:
1438 North Highway 89, Ste. 120	www.pinncpas.com	3590 Harrison Blvd. Ste. GL-2
Farmington, UT 84025		Ogden, UT 84403
(801) 447-9572		(801) 399-1183

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

_________________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DLT Resolution Inc. (Formerly Hemcare Health Services Inc.)

Las Vegas, Nevada

We have audited the accompanying balance sheet of DLT Resolution Inc. (Formerly Hemcare Health Services Inc.) as of December 31, 2016 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DLT Resolution Inc. (Formerly Hemcare Health Services Inc.) as of December 31, 2016 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah 84025

May 15, 2017

DLT RESOLUTION INC.
(FORMERLY HEMCARE HEALTH SERVICES INC.)
Consolidated Balance Sheets

	December 31,
	2017	2016
ASSETS
Current assets
Cash	$8,609	$-
Total current assets	8,609	-

Intangible assets, net of accumulated amortization of $3,056	115,944	-

Total assets	$124,553	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$7	$7
Accounts payable and accrued liabilities	26,415	28,473
Accounts payable, related party	55,000	-
Dividends payable	26,697	25,448
Related party payables	44,679	39,599
Current notes payable, related party	81,500	331,500
Interest payable, related party	19,545	10,299
Current notes payable	-	600
Derivative liability	20,328	-
Convertible notes payable, net of discounts of $0 and $6,916	4,900	23,784
Related party convertible notes payable, net of discounts $0 and $0	-	2,634
Total current liabilities	279,071	462,344

Notes payable, related party, net of current portion	5,000	-

Total liabilities	284,071	462,344

Stockholders' deficit
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized, 25,000 and 0 issued and outstanding at December 31, 2017 and 2016	25,000	-
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized, 64,000 and 0 issued and outstanding at December 31, 2017 and 2016	64,000	-
Common stock, $0.001 par value; 275,000,000 shares authorized; 21,572,871 and 27,333,221 issued; 17,757,871 and 27,295,221 outstanding at December 31, 2017 and 2016	21,573	27,333
Additional paid in capital	3,129,894	2,859,164
Other comprehensive income	16	24
Treasury stock, 3,815,000 and 38,000 shares as of December 31, 2017 and 2016, respectively	(5,300)	(100)
Accumulated deficit	(3,393,452)	(3,348,765)
Total stockholders' deficit	(159,518)	(462,344)

Total liabilities and stockholders' deficit	$124,553	$-

See accompanying notes to consolidated financial statements.

DLT RESOLUTION INC.
(FORMERLY HEMCARE HEALTH SERVICES INC.)
Consolidated Statements of Operations

	Year ended December 31,
	2017	2016
Revenue	$2,423	$-
Cost of revenue	379	-
Gross margin	2,044	-

Operating expenses
General and administrative	14,369	8,698
Professional fees	24,351	22,549
Total operating expenses	38,720	31,247

Loss from operations	(36,676)	(31,247)

Other income (expense)
Discharge of indebtedness	26,306	-
Loss on change in fair market value of derivative liability	(14,980)	-
Interest expense	(19,337)	(56,718)
Total other income (expense)	(8,011)	(56,718)

Net loss	$(44,687)	$(87,965)

Preferred stock dividends declared	(1,249)	(6,448)
Net loss attributable to common shareholders	$(45,936)	$(94,413)

Basic and diluted loss per common share	$(0.00)	$(0.01)
Weighted average shares outstanding - basic and diluted	18,571,882	15,811,840

See accompanying notes to consolidated financial statements.

DLT RESOLUTION INC.
(FORMERLY HEMCARE HEALTH SERVICES INC.)
Consolidated Statements of Comprehensive Loss

	Year ended December 31,
	2017	2016
Net loss	$(44,687)	$(87,965)

Other comprehensive loss
Foreign currency translation adjustment	(8)	-
Total other comprehensive loss	(8)	-

Comprehensive loss	$(44,695)	$(87,965)

See accompanying notes to consolidated financial statements.

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Consolidated Statement of Changes in Stockholders' Deficit

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Other comprehensive	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income	Stock	Deficit	Total
Balance, December 31, 2015	81,170	$81,170	-	$-	14,216,221	$14,216	$2,684,611	$24	$(100)	$(3,254,352)	(474,431)
			-	-
Beneficial conversion features recorded as debt discounts	-	-	-	-	-	-	16,500	-	-	-	16,500
Dividend declared on preferred stock	-	-	-	-	-	-	-	-	-	(6,448)	(6,448)
Issuance of preferred shares for repayment of note payable	50,000	50,000	-	-	-	-	-	-	-	-	50,000
Conversion of preferred shares to common	(131,170)	(131,170)	-	-	13,117,000	13,117	118,053	-	-	-	-
Forgiveness of related party payable	-	-	-	-	-	-	40,000	-	-	-	40,000
Net loss, year ended December 31, 2016	-	-	-	-	-	-	-	-	-	(87,965)	(87,965)
Balance, December 31, 2016	-	-	-	-	27,333,221	27,333	2,859,164	24	(100)	(3,348,765)	(462,344)

Series A preferred stock issued in exchange for common stock	25,000	25,000	-	-	(241,700)	(242)	(24,758)	-	-	-	-
Series B preferred stock issued for intangible asset	-	-	64,000	64,000	-	-	-	-	-	-	64,000
Common shares issued in exchange for note payable principal	-	-	-	-	1,250,000	1,250	248,750	-	-	-	250,000
Common shares issued in exchange for related party payable	-	-	-	-	345,350	346	34,190	-	-	-	34,536
Common shares rescinded	-	-	-	-	(7,114,000)	(7,114)	7,114	-	-	-	-
Forgiveness of related party convertible note payable	-	-	-	-	-	-	2,634	-	-	-	2,634
Forgiveness of related party interest payable	-	-	-	-	-	-	2,300	-	-	-	2,300
Forgiveness of related party payable	-	-	-	-	-	-	500	-	-	-	500
Related party note payable entered into for purchase of treasury stock	-	-	-	-	-	-	-	-	(200)	-	(200)
Notes payable entered into for purchase of treasury stock	-	-	-	-	-	-	-	-	(5,000)	-	(5,000)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(8)	-	-	(8)
Dividend declared on preferred stock	-	-	-	-	-	-	-	-	-	(1,249)	1,249)
Net loss, year ended December 31, 2017	-	-	-	-	-	-	-	-	-	(44,687)	(44,687)
Balance, December 31, 2017	25,000	$25,000	64,000	$64,000	21,572,871	$21,573	$3,129,894	$16	$(5,300)	$(3,394,701)	$(159,518)

See accompanying notes to consolidated financial statements.

DLT RESOLUTION INC.
(FORMERLY HEMCARE HEALTH SERVICES INC.)
Consolidated Statements of Cash Flows

	Year ended December 31,
	2017	2016
Cash flows from operating activities
Net loss from operations	$(44,687)	$(87,965)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Gain on settlement of debt	(26,306)	-
Amortization of debt discounts	4,900	32,667
Depreciation and amortization expense	3,056
Loss on change in fair market value of derivative liability	14,980	-
Excess fair market value of derivative liability charged to interest	448	-
Expenses paid on behalf of the company by related parties	19,418	2,350
Changes in operating assets and liabilities
Prepaid expenses	-	2,630
Interest payable, related party	9,246	-
Accounts payable and accrued liabilities	(19,617)	23,377
Net cash provided by (used in) operating activities	672	(26,941)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from bank overdraft	-	7
Proceeds from related party advances	7,924	-
Repayments of related party convertible note payable	-	(8,000)
Proceeds from notes payable	-	600
Proceeds from convertible notes payable	-	16,500
Repayments of convertible note payable	-	(2,500)
Net cash provided by financing activities	7,924	6,607

Net change in cash	8,596	(20,334)
Effect of exchange rate on cash	13
Cash at beginning of period	-	20,334
Cash at end of period	$8,609	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Forgiveness of related party convertible note payable	$2,634	$-
Forgiveness of related party interest payable	$2,300	$-
Forgiveness of related party payable	$500	$40,000
Initial measurement of derivative liability	$4,900	$-
Series A preferred stock issued in exchange for common stock	$25,000	$-
Series B preferred stock issued for intangible asset	$64,000	$-
Common shares issued in exchange for related party payable	$34,536	$-
Common shares issued in exchange for note payable principal	$250,000	$-
Account payable entered into for intangible asset	$55,000	$-
Accounts payable paid by related party	$12,569	$-
Accounts payable paid by convertible noteholder	$4,900	$-
Related party note payable entered into for purchase of treasury stock	$200	$-
Notes payable entered into for purchase of treasury stock	$5,000	$-
Preferred dividend declared	$1,249	$6,448
Preferred stock issued for repayment of note payable	$-	$18,500
Preferred stock issued for repayment of accrued interest payable	$-	$31,500

See accompanying notes to consolidated financial statements.

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 1 - Nature of Business

The Company was organized January 17, 2007 (Date of Inception) under the laws of the State of Nevada, as DBL Senior Care, Inc. and subsequently changed its name to DLT Resolution Inc on December 4, 2017.

DLT Resolution Inc (“DLT”) is a Distributed Ledger Technology “Blockchain” Information company. The Company offers secure data management, Information Technology (IT) and other telecommunications services in Canada and the United States. Through its RecordsBank.org portal it operates a Health Information Exchange. DLT is creating a single unified platform enabling the ability to request and retrieve medical information and records while meeting all of today’s Security & Compliance demands for HIPAA, PIPEDA and PHIPA. The Company is preparing to launch a Distributed Ledger Technology “Blockchain” version of the service placing electronic health records on this secure platform. The Company expects to launch this initiative during the third calendar quarter of 2018.

Previously, the Company’s business plan and objective through late 2016 was to focus on hemorrhoid medical procedures for which it entered into a license agreement to open hemorrhoid treatment centers and promote the Ultroid Hemorrhoid System globally. However, the Company under new Management, ceased that plan.

DLT operates in Canada through its wholly owned subsidiary DLT Resolution Corp. an Ontario corporation formed on November 23, 2017.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2017 or 2016.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an agreement exists, the price is fixed or determinable, goods are delivered or services performed and collectability is reasonably assured. During the year ended December 31, 2017, the Company generated revenues from the sale of general information technology services focused on telephone system set up. The Company generated revenues of $2,423 and $0 during the years ended December 31, 2017 and 2016, respectively.

Convertible debt

The Company records beneficial conversion features related to the issuance of convertible debts that have conversion features at fixed or adjustable rates that are less than the Company’s stock prices on the respective issuance dates. The beneficial conversion feature for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features. The beneficial conversion feature will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes.

Software Development Costs and Amortization

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20 (previously Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”). Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to general and administrative expenses. Net capitalized software development costs (included in intangible assets) totaled $119,000 (acquired via issuance of $64,000 of Series B Preferred Stock and $55,000 in accounts payable) and $0 at December 31, 2017 and 2016, respectively. Related amortization expense, included in general and administrative expenses, totaled $3,056 and $0 for the years ended December 31, 2017 and 2016, respectively.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Foreign Currency Translation

The functional currency of the Company’s subsidiary in Canada is the Canadian Dollar. The subsidiary’s assets and liabilities have been translated to U.S. dollars using the exchange rates in effect at the balance sheet dates. Statements of operations amounts have been translated using the annual average exchange rate for each year. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). There was not foreign currency transaction gains or losses recognized during the years ended December 31, 2017 or 2016.

Going concern

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has limited cash, accumulated losses of $3,393,452, a working capital deficit of $269,213, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

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

Level 2 – inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3 – inputs that are unobservable in the marketplace and significant to the valuation

The Company values derivative liabilities using Level 3 inputs. Accounts payable and related party payables have fair values that approximate the carrying value due to the short term nature of these instruments.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Principals of Consolidation

The consolidated financial statements represent the results of DLT Resolution, Inc. and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

DLT RESOLUTION, INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 2 - Significant Accounting Policies (continued)

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC Topic 260 (formerly SFAS No. 128, Earnings Per Share). The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. The Company had 519,900, of which 490,000 are derived from convertible notes payable and 29,900 from convertible preferred stock, and 0 of common stock equivalents that were excluded from earnings per share due to the anti-dilutive nature during the years ended December 31, 2017 and 2016, respectively.

Note 3 - Stockholders’ Equity

The Company has authorized three classes of stock: Series A Convertible Preferred. Series B Convertible Preferred and Common. In the event of liquidation, the Series A Convertible Preferred shareholders receive first priority, followed by Series B Convertible Preferred shareholders and lastly by Common shareholders.

On December 15, 2017, the Company effected a 1 for 10 reverse stock split. The effects of the reverse split have been applied retroactively to the consolidated financial statements.

Series A Convertible Preferred Stock

As discussed in the 8K filed with the SEC on June 29, 2014, during the year ended December 31, 2014, the Company amended its articles of incorporation to designate the previously authorized series A preferred stock to series A convertible preferred stock. The preferred series A 12% convertible shares have a par value of $1, entitle holder to one vote and accrue dividends at 12% per year, paid quarterly. At the option of the holder, the stock can be converted into shares of the Company's common stock. The number of shares to be issued will be determined by dividing the amount of the Series A shares being converted by $0.01.

During the year ended December 31, 2016, the Company issued 50,000 shares of Series A Preferred Stock in exchange for a $50,000 reduction of outstanding notes payable. Additionally, the Company accepted the conversion of 131,170 shares of Series A Preferred Stock for the issuance of 131,170,000 shares of common stock.

During the year ended December 31, 2017, the Company issued 25,000 shares of Series A Preferred Stock for the exchange and rescission of 241,700 shares of common stock valued at $25,000.

There were 25,000 and 0 shares of series A convertible preferred stock issued and outstanding as of December 31, 2017 and 2016. Additionally, the Company had accrued dividends payable on series A convertible preferred stock totaling $25,448 at December 31, 2017 and 2016.

Series B Convertible Preferred Stock

During the year ended December 31, 2017, the Company amended its articles of incorporation to designate series B convertible preferred stock. The preferred series B shares have a par value of $1, entitle holder to one vote and are convertible to common stock at the option of the holder at $0.20 per share. The Company is authorized to issue up to 500,000 shares of Series B Convertible Preferred stock.

During the year ended December 31, 2017, the Company issued 64,000 shares of Series B Convertible Preferred stock as payment for services valued at $64,000 related to building additional functionality to the Company’s website. Of this total, 50,000 shares were issued to an unrelated party and 14,000 issued to a related party as discussed in Note 6 – Related Party Transactions.

There were 64,000 and 0 shares of Series B Convertible Preferred stock issued and outstanding at December 31, 2017 and 2016, respectively.

Common Stock

The authorized common stock of the Company consists of 275,000,000 shares and carries a par value of $0.001. During the year ended December 31, 2014, the Company bought back 380,000 post-split shares of common stock into treasury from a former officer for $100. The shares are being carried as treasury shares as reflected on the balance sheet.

During the year ended December 31, 2016, the Company issued 131,170,000 pre-split common shares for the conversion of 131,170 shares of Series A Preferred Stock. There was no gain or loss on this conversion.

During the year ended December 31, 2017 the Company issued 1,250,000 shares of common stock as repayment of $250,000 in note payable principal; 345,350 shares of common stock as repayment of a $34,536 related party payable, and rescinded 7,114,000 shares of common stock with a net value of $0.

During the year ended December 31, 2017, the Company issued a $5,000 note payable and $200 related party payable for a total of 3,777,000 outstanding common shares which are carried as treasury stock. There were 3,815,000 and 38,000 common shares held as treasury stock as of December 31, 2017 and 2016, respectively.

There were 21,572,871 and 27,333,221 common shares issued and 17,757,871 and 27,295,221 outstanding at December 31, 2017 and 2016, respectively.

Note 4 - Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Pursuant to FASB ASC Topic 740, when it is more likely than not that a tax asset cannot be realized through future income, the Company must provide an allowance for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period. The Company records estimated losses from interest and penalties arising from taxes remitted late as well as unrecognized tax benefits as they are incurred as general and administrative expenses. The Company did not have accrued interest or penalties related to income taxes as of December 31, 2017 or 2016.

The sources and tax effects of the temporary differences for the periods presented are as follows (rounded to the nearest thousand):

	December 31, 2017	December 31, 2016
Net operating loss carry forward	$828,000	$804,000
Applicable Canadian Federal and Provincial tax rates	26.5%	26.5%
Deferred tax asset related to net operating losses	219,000	213,000
Deferred tax asset relating to debt discounts and derivative liability (at 26.55)	5,000	-
Valuation allowance	(224,000)	(213,000)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the United States federal statutory rate of 35% to the income tax recorded is as follows:

	December 31, 2017	December 31, 2016
Tax benefit at United States Federal statutory rate (35%)	$16,000	$32,000
Differences in U.S. and Canadian tax rates on provision	(5,000)	(7,500)
Increase in valuation allowance	(11,000)	(24,500)
Income tax provision	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2017 or 2016, or since inception.

The net federal operating loss carry forward will begin to expire in 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381. Tax years commencing at inception remain open for examination by the IRS, where applicable.

Effective January 1, 2018, the U.S. Congress enacted the “Tax Jobs and Cuts Act” which, among other things, reduced the maximum corporate tax rate to 21%. There is no impact on deferred tax asset valuations related to this change due to the fact that the Company’s operations primarily reside in Canada.

Note 5 – Intangible Assets

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20 (previously Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”). Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to general and administrative expenses. Net capitalized software development costs (included in intangible assets) totaled $119,000 (acquired via issuance of $64,000 of Series B Preferred Stock and $55,000 in accounts payable) and $0 at December 31, 2017 and 2016, respectively. Related amortization expense, included in general and administrative expenses, totaled $3,056 and $0 for the years ended December 31, 2017 and 2016, respectively.

Estimated future amortization expense totals as follows:

Year ended December 31,
2018	$39,667
2019	39,667
2020	36,611
2021	-
2022	-
Total	$115,945

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 6 - Related Party Transactions

During the years ended December 31, 2017 and 2016, the Company received loans from related parties totaling $19,418 and $2,350 to fund operations via expenses paid directly to vendors on behalf of the Company. Of this amount, $12,569 and $0 was paid towards outstanding payables and $6,849 and $0 towards current period expenses. These loans are non-interest bearing are due on demand and as such included in current liabilities. Imputed interest has been considered, but determined to be immaterial to the financial statements as a whole. During the year ended December 31, 2017, a related party forgave $500 of these amounts resulting in a write off to additional paid in capital equaling this amount during the year ended December 31, 2017.

On August 8, 2015, the Company entered into a convertible note payable for $15,784 in exchange for the related party payable incurred from expenses paid on behalf of the Company. The note carries interest at a rate of 6% per annum, is due on August 24, 2016 and may be converted into common stock of the Company at the option of the noteholder at a rate of $.01 per share. The beneficial conversion feature in the note created a debt discount of $15,784 of which $5,535 was recognized during the year ended December 31, 2015 and $10,249 during the year ended December 31, 2016 leaving an unamortized discount of $0 as of December 31, 2017 and December 31, 2016. The note principal of $2,634 and interest of $606 was forgiven during the year ended December 31, 2017 and written off to pad in capital. There was $0 and $2,634 of principal and $0 and $606 of interest due as of December 31, 2017 and 2016.

During the year ended December 31, 2017, the Company entered into three separate notes payable to repurchase common stock. The notes, totaling $95,000, were entered into on August 1, 2017 and carried annual interest of 3%. The notes were later amended on November 1, 2017 to reduce the number of shares being repurchased and the principal. Additionally, all outstanding interest on the original notes were forgiven which resulted in a write off to paid in capital of $1,694 during the year ended December 31, 2017.

During the year ended December 31, 2017, the Company received cash advances from a related party of $7,924 to fund its start up operations in Canada. The advances have no fixed repayment terms and carry no interest. There was $7,924 and $0 due on this cash advance as of December 31, 2017 and 2016, respectively.

During the year ended December 31, 2016, the Company identified $40,000 of liabilities for services performed by former related parties for which the original debtors no longer have a legal claim to collect based on statutes of limitations having expired in Ontario, Canada, the province in which the services were performed. As such, the amounts payable were written off and recorded to paid in capital during the year ended December 31, 2016.

During the year ended December 31, 2017, the Company incurred website development costs with a related party totaling $69,000. Of this amount, $14,000 was paid with the issuance of 14,000 shares of Series B Convertible Preferred Stock. $55,000 was not paid and is outstanding as of December 31, 2017 and is included in accounts payable, related parties.. There were no costs incurred during the year ended December 31, 2016.

Note 7 – Derivative Liabilities

As of December 31, 2017 and 2016, Company had a derivative liability balance of $20,328 and $0 on the balance sheets and recorded a loss of $14,980 and $0 from derivative liability fair value adjustments during the years ended December 31, 2017 and 2016. The derivative liability activity comes from convertible notes payable as follows:

As discussed in Note 9 – Convertible Notes Payable, on May 22, 2017 the Company issued a $4,900 Convertible Promissory Notes to an unrelated party that is due on demand. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares 90 days after issuance, at the holder’s option, at the conversion rate equal to the lesser of a 50% discount from the last trade prior to conversion or $0.01. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the issuance date of the note was $5,348 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $4,900 which was equal to the face value of the convertible note, and immediately expensed $448. Although the note is due on demand, upon issuance the Company estimated a six-month repayment period, over which they amortized the debt discount in full. As such, the Company recorded $4,900 in amortization expense during the year ended December 31, 2017.

At December 31, 2017, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $20,328 and recorded a $14,980 loss from change in fair value for the year ended December 31, 2017. The fair value of the embedded derivatives for the notes was determined using a Black Scholes valuation model based on the following assumptions: (1) expected volatility of 376%, (2) risk-free interest rate of 1.53%, and (3) expected life of 0.50 of a year.

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2017:

Fair Value of Embedded Derivative Liabilities:
Balance, December 31, 2016	$-
Initial measurement of derivative liabilities recorded as debt discount	4,900
Initial measurement of derivative liabilities recorded as day one loss	448
Change in fair market value	14,980
Write off due to conversion	-
Balance, December 31, 2017	$20,328

Note 8 – Notes Payable, Related Party

During the year ended December 31, 2015, the Company entered into a note payable with an unrelated party as a settlement for payment of consulting services provided valued at $350,000. The note carries interest of 9% compounded annually and was due on November 19, 2016. During the year ended December 31, 2016, the Company issued 50,000 shares of series A convertible preferred stock as repayment of $31,500 of accrued interest and $18,500 of outstanding principal. Additionally, on January 31, 2017, the Company issued 12,500,000 shares of common stock as repayment of $250,000 of principal. There was $81,500 and $331,500 of principal and $19,545 and $10,299 of accrued interest due as of December 31, 2017 and 2016. Accrued interest payable is included in “accounts payable and accrued liabilities” on the balance sheet.

On August 1, 2017, the Company entered into a note payable with a related party to purchase common stock held by the related party. The note is due on July 1, 2019 and bears no interest. There was $5,000 and $0 due as of December 31, 2017.

Future maturities of related party notes payable are:

Year ended December 31,
2018	$81,500
2019	5,000
Total	$86,500

Note 9 – Convertible Notes Payable

During the year ended December 31, 2016, the Company entered into a convertible note payable with an unrelated party resulting in net cash proceeds to the Company totaling $16,500. The note was due on June 2, 2017 and convertible into common stock of the Company at the option of the noteholder at a rate of $0.01 per share. The Company measured the value of the beneficial conversion feature of the note and recorded a discount equal to the face value of the note on the date of issuance. The discount will be recognized ratably over the life of the note through the due date as shown below. The note was settled during the year ended December 31, 2017.

During the year ended December 31, 2015, the Company entered into a convertible note payable with an unrelated party resulting in net cash proceeds to the Company totaling $14,200. The note was due on September 1, 2016 and convertible into common stock of the Company at the option of the noteholder at a rate of $0.01 per share. The Company measured the value of the beneficial conversion feature of the note and recorded a discount equal to the face value of the note on the date of issuance. The discount was recognized ratably over the life of the note through the due date as shown below. The note was settled during the year ended December 31, 2017.

On January 31, 2017, the Company entered into settlement agreements with convertible note holders. At the time of settlement, there was $30,700 of principal less an unamortized debt discount of $6,916 outstanding resulting in a gain on forgiveness of debt of $23,784 from the forgiveness of convertible notes payable. Additionally, there was $1,923 of interest accrued and $600 of non-convertible notes outstanding with the same holders resulting in an additional gain on the forgiveness of $2,523. The total gain on forgiveness of debt recognized during the year ended December 31, 2017 was $26,306.

On May 22, 2017, the Company entered into a convertible note payable with an unrelated party for $4,900 which was paid to a vendor on the Company’s behalf. The note carries interest at 10% per annum, is due on demand and is convertible at the option of the holder into common stock of the Company at a rate equal to the lesser of a 50% discount from the last trade price of the stock or $0.01 per share. There was $4,900 of principal and $299 of accrued interest due as of December 31, 2017.

A summary of the outstanding convertible and non-convertible notes payable as of December 31, 2016 is as follows:

	Due Date	Principal	Discount	Net Value
Noteholder 1	9/1/2016	$14,200	$-	$14,200
Noteholder 1	6/2/2017	16,500	(6,916)	9,584
Total		$30,700	$(6,916)	$23,784

A summary of the outstanding convertible and non-convertible notes payable as of December 31, 2017 is as follows:

	Due Date	Principal	Discount	Net Value
Noteholder 2	On Demand	$4,900	$-	$4,900
Total		$4,900	$-	$4,900

Note 10 – Subsequent Events

Acquisition

On January 21, 2018, DLT Resolution Inc. (the “ Company ” or “ we ”) entered into and closed the transactions contemplated by the definitive stock purchase agreement and plan of re-organization (share for share exchange) (the “ Stock Purchase Agreement ”) by and among the Company, A.J.D. Data Services Ltd., a limited liability company organized under the laws of Ontario (“ A.J.D. Data ”), the stockholders of A.J.D. Data (“ Stockholders ”) and other parties signatory thereto to acquire 80 shares, representing 80% of the issued and outstanding capital stock of A.J.D. Data for 525,000 restricted common shares of DLT Resolution. Founded in December 2017 by 40 year industry veterans, A.J.D. Data Services recorded sales of CAD $127,000 in its first two weeks of operations. The founders, the Darbyson brothers, bring more than 70 years of combined industry experience of leading secure data service management in Canada and, recently, the USA. Its clients represent some of the country’s top businesses from a variety of sectors. A.J.D. Data Services is focused on document imaging, telemarketing, data entry, document management and all other back-end functions. The acquisition is intended to be part of a tax free share for share exchange which will see DLT Resolution issuing restricted common shares on closing and an additional 3,675,000 restricted common shares upon meeting the following milestones:

•	1,050,000 Shares upon A.J.D Data Services reaching $500,000 in gross sales

•	1,050,000 Shares upon A.J.D Data Services reaching $1,000,000 in cumulated gross sales

•	525,000 Shares upon A.J.D Data Services reaching $1,500,000 in cumulated gross sales with $100,000 in pre-tax earnings

•	525,000 Shares upon A.J.D Data Services reaching $2,000,000 in cumulated gross sales with $150,000 in pre-tax earnings

•	525,000 Shares upon A.J.D Data Services reaching $2,500,000 in cumulated gross sales with $200,000 in pre-tax earnings

While there can be no assurance, based on the current run rate management estimates the majority of these milestones to be reached within 2018. In compliance with the Exchange Act, the shares will be issued under applicable exemption from registration and will contain substantial resale restrictions. The Stock Purchase Agreement contains customary representations, warranties and covenants by A.J.D. Data, as well as customary indemnification provisions among the parties.

Prior to the transactions reported in its Form 8-K, there were no material relationships between the Company or A.J.D. Data or any affiliate of A.J.D. Data and the Company, other than pertaining to the Acquisition.

The following unaudited pro forma financial information is presented to aid in understanding the impacts the acquisition would have if consummated on January 1, 2017.

DLT RESOLUTION, INC
COMBINED PRO FORMA STATEMENTS OF OPERATIONS (UNAUDITED)

	DLT	AJD	Pro Forma Adjustments	Pro Forma
Revenue	$2,423	$39,858	$-	$42,281
Cost of revenue	379	20,545	-	20,924
Gross margin	2,044	19,313	-	21,357

Operating expenses
General and administrative	14,369	12,508	-	26,877
Professional fees	24,351	-	-	24,351
Total operating expenses	38,720	12,508	-	51,228

Loss from operations	(36,676)	6,805	-	(29,871)

Other income (expense)
Discharge of indebtedness	26,306	-	-	26,306
Loss on change in fair market value of derivative liability	(14,980)	-	-	(14,980)
Interest expense	(19,337)	-	-	(19,337)
Total other income (expense)	(8,011)	-	-	(8,011)

Net income (loss)	$(44,687)	$6,805	$-	$(37,882)

DLT RESOLUTION, INC

COMBINED PRO FORMA BALANCE SHEETS (UNAUDITED)

	DLT	AJD	Pro Forma Adjustments		Pro Forma

ASSETS
Current assets
Cash	$8,609	$-	$297	(a)	$8,906
Accounts receivable	-	45,039	68,231	(a)	113,270
Total current assets	8,609	45,039	68,528		122,176

Equipment	-	27,458	-		27,458
Intangible assets, net of accumulated amortization	115,944	-	544,000	(b)	659,944
Goodwill	-	-	657,000	(b)	657,000

Total assets	$124,553	$72,497	$1,269,528		$1,466,578

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft	$7	$16	$(16	)(a)	$7
Accounts payable and accrued liabilities	100,960	5,081	7,568	(a)	113,609
Dividends payable	26,697	-	-		26,697
Related party payables	44,679	33,137	37,981	(a)	115,797
Current notes payables	81,500	27,458	-		108,958
Derivative liability	20,328	-	-		20,328
Convertible notes payable	4,900	-	-		4,900
Total current liabilities	279,071	65,692	45,533		390,296

Notes payable, net of current portion	5,000	-	-		5,000

Total liabilities	284,071	65,692	45,533		395,296

Stockholders' deficit
Series A preferred stock	25,000	-	-		25,000
Series B preferred stock	64,000	-	-		64,000
Common stock	21,573	-	4,200	(c)	25,773
Additional paid in capital	3,129,894	-	1,196,800	(c)	4,326,694
Other comprehensive income	16	-	-		16
Treasury stock	(5,300)	-	-		(5,300)
Accumulated deficit	(3,394,701)	6,805	22,995	(a)	(3,364,901)
Total stockholders' deficit	(159,518)	6,805	1,223,995		1,071,282

Total liabilities and stockholders' deficit	$124,553	$72,497	$1,269,528		$1,466,578

(a)	Change in balance sheet accounts from December 31, 2017 to date of acquisition on January 21, 2018.

(b)	Fair value of intangible assets acquired. Values are based on preliminary work and are subject to change.

(c)	Fair value of common stock issued for consideration.

Unregistered Stock Sales

In January 2018 the company sold 381,818 restricted common shares for gross proceeds of $77,515. The shares carry substantial resale restrictions.

