Form 10-Q
period 2018-03-31
DLT Resolution Inc.
filed 2018-05-21
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-148546

DLT RESOLUTION, INC
(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non‑accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 21, 2018, 22,568,577 shares of the registrant’s Common Stock, $0.0001 par value, were issued and 18,753,577 were outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2018 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

FORM 10-Q

QUARTER ENDED MARCH 31, 2018

Item 1: Financial Statements

DLT RESOLUTION, INC

Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash	$45,966	$8,609
Accounts receivable	233,947	-
Total current assets	279,913	8,609

Equipment, net of accumulated depreciation	20,617	-
Intangible assets, net of accumulated amortization	615,431	115,944
Goodwill	514,437	-

Total assets	$1,430,398	$124,553

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$347	$7
Accounts payable and accrued liabilities	59,043	26,415
Accounts payable, related party	40,000	55,000
Interest payable, related party	21,354	19,545
Dividends payable	27,437	26,697
Related party payables	61,643	44,679
Related party notes payable	81,500	81,500
Derivative liability	25,458	20,328
Convertible notes payable	4,900	4,900
Total current liabilities	321,682	279,071

Notes payable, net of current portion	5,000	5,000
Other long term liability	841,702	-

Total liabilities	1,168,384	284,071

Stockholders' equity (deficit)
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; 0 and 25,000 issued and outstanding at March 31, 2018 and December 31, 2017	-	25,000
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; 64,000 issued and outstanding	64,000	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 22,568,577 and 21,572,871 issued; 18,753,577 and 17,757,871 outstanding at March 31, 2018 and December 31, 2017	22,569	21,573
Additional paid in capital	3,351,641	3,129,894
Other comprehensive income (loss)	(39,128)	16
Treasury stock, 3,815,000 shares	(5,300)	(5,300)
Accumulated deficit	(3,383,786)	(3,394,701)
Total stockholders' equity (deficit)	9,996	(159,518)

Non-controlling interest	252,018	-
Total equity (deficit)	262,014	(159,518)

Total liabilities and stockholders' equity (deficit)	$1,430,398	$124,553

See accompanying notes to unaudited consolidated financial statements.

DLT RESOLUTION, INC
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2018	2017
Revenue	$148,388	$-
Cost of revenue	29,067	-
Gross margin	119,321	-

Operating expenses
General and administrative	72,021	468
Professional fees	16,375	2,022
Total operating expenses	88,396	2,490

Income (loss) from operations	30,925	(2,490)

Other income (expense)
Other income	-	26,306
Loss on change in fair market value of derivative liability	(5,130)	-
Interest expense	(1,929)	(3,720)
Total other income (expense)	(7,059)	22,586

Income before income taxes	23,866	20,096
Income taxes	-	-
Net income	$23,866	$20,096
Income attributable to non-controlling interest	(12,211)	-
Net income attributable to DLT Resolution, Inc.	$11,655	$20,096

Preferred stock dividends declared	(740)	-
Net income attributable to common shareholders	$10,915	$20,096

Net income per basic share outstanding	$0.00	$0.00
Net income per diluted share outstanding	$0.00	$0.00
Weighted average basic shares outstanding	18,563,956	23,385,878
Weighted average diluted shares outstanding	19,053,956	23,385,878

See accompanying notes to unaudited consolidated financial statements.

5

DLT RESOLUTION, INC
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended March 31,
	2018	2017
Net income	$23,866	$20,096

Other comprehensive loss
Foreign currency translation adjustment	(39,144)	-
Total other comprehensive loss	(39,144)	-

Comprehensive income (loss)	$(15,278)	$20,096

See accompanying notes to unaudited consolidated financial statements.

DLT RESOLUTION, INC
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$23,866	$20,096
Adjustments to reconcile net loss to net cash used in operating activities
Forgiveness of debt	-	(26,306)
Depreciation and amortization expense	29,270	-
Loss on change in fair market value of derivative liability	5,130	-
Expenses paid on behalf of the company by related parties	-	468
Changes in operating assets and liabilities
Accounts receivable	(88,128)	-
Interest payable, related party	1,809	-
Accounts payable and accrued liabilities	(15,457)	5,742
Accounts payable, related party	(15,000)	-
Net cash used in operating activities	(58,510)	-

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from bank overdraft	347	-
Proceeds from related party payables	21,836	-
Repayments of related party advances	(4,731)	-
Proceeds from the sale of common stock	77,500	-
Net cash provided by financing activities	94,952	-

Net change in cash	36,442	-
Effect of exchange rate on cash	915	-
Cash at beginning of period	8,609	-
Cash at end of period	$45,966	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Preferred dividend declared	$740	$-
Other long term liability entered into for acquisition of A.J.D. Data Services	$841,702	$-
Common shares issued for acquisition of A.J.D. Data Services	$120,243	$-
Common shares issued in exchange for preferred shares	$25,000	$-
Forgiveness of related party convertible note payable	$-	$2,634
Forgiveness of related party interest payable	$-	$606
Forgiveness of convertible note payable	$-	$23,783
Forgiveness of note payable	$-	$600
Forgiveness of interest payable	$-	$1,923
Common shares issued in exchange for note payable principal	$-	$250,000
Purchase of intangible asset of account payable	$-	$40,000

See accompanying notes to unaudited consolidated financial statements.

DLT RESOLUTION, INC.

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

Note 1 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements of DLT Resolution, Inc. collectively referred to herein as (“DLT,” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements for the period ended December 31, 2017 and notes thereto contained in the Company’s Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2017 as reported in the form 10-K have been omitted.

During the three months ended March 31, 2018, the Company completed its acquisition of A.J.D. Data Services. See Note 9 – Acquisition of A.J.D. Data Services.

Note 2 - Going Concern

The Company had an accumulated deficit of $3,383,786 and a working capital deficit of $41,769 as of March 31, 2018 and had limited revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At March 31, 2018, there were no uncertain tax positions that require accrual.

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sales of services and products. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. The Company had accounts receivable of $233,947 and $0 and an allowance for doubtful accounts of $0 and $0 as of March 31, 2018 and December 31, 2017, respectively.

Revenue recognition

The Company follows ASC 606 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue upon the transfer of promised services to customers in amounts that reflect the consideration to which the Company expects to be entitled the transfer of services. The Company considers revenue realized or realizable and earned when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) collectability is reasonably assured. The Company primarily generates revenues through the sale of document imaging, telemarketing, data entry, document management and all other back-end information technology (“IT”) functions.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Maintenance and repair costs are expensed as they are incurred while renewals and improvements which extend the useful life of an asset are capitalized. At the time of retirement or disposal of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated results of operations.

Intangible Assets

Intangible assets primarily consist of customer relationships, software, non-compete agreements and domain names The Company amortizes, to cost of revenue and operating expenses, definite‑lived intangible assets on a straight‑line basis over the life of the assets of five years.

Impairment of Long-Lived Assets and Goodwill

The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

The Company tests goodwill for impairment annually as of December 31, or whenever events or changes in circumstances indicate that goodwill may be impaired. The Company initially assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company compares the reporting unit’s carrying amount to its fair value. If the reporting unit’s carrying amount exceeds its fair value, an impairment charge is recorded based on that difference.

There was no impairment of long-lived assets or goodwill during the periods presented.

Convertible debt

The Company records beneficial conversion features related to the issuance of convertible debts that have conversion features at fixed or adjustable rates that are less than the Company’s stock prices on the respective issuance dates. The beneficial conversion features for the convertible instruments are recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instruments equal to the intrinsic value of the conversion features based on the difference between the effective conversion rates and the Company’s stock prices on the issuance dates. The beneficial conversion features are accreted by recording additional non-cash interest expense over the expected life of the convertible notes.

Software Development Costs and Amortization

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20 (previously Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”). Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to general and administrative expenses. Net capitalized software development costs (included in intangible assets) totaled $119,000 (acquired via issuance of $64,000 of Series B Preferred Stock and $55,000 in accounts payable) at March 31, 2018 and December 31, 2017, respectively. Related amortization expense, included in general and administrative expenses, totaled $9,917 and $0 for the three months ended March 31, 2018 and 2017, respectively.

Net Income (Loss) Per Share

Basic loss per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. As of March 31, 2018, there was a convertible note outstanding that could convert to a total of 490,000 common shares and 3,675,000 common shares committed for issuance as part of the acquisition of A.J.D. Data Services (see Note 12 – Acquisition of A.J.D. Data Services) which is included in diluted common shares outstanding for the three months ended March 31, 2018. There were no potentially dilutive instruments outstanding at March 31, 2017.

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

Principals of Consolidation

The consolidated financial statements represent the results of DLT Resolution, Inc., its wholly owned subsidiary, DLT Resolution Corp. and its 80% owned subsidiary A.J.D. Data Services (see Note 9 – Acquisition of A.J.D. Data Services). All intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using the exchange rates in effect at the balance sheet dates. Statements of operations amounts have been translated using the annual average exchange rate for each period. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). There was not foreign currency transaction gains or losses recognized during the periods presented.

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

Note 4 - Related Party Transactions

No salaries were paid to directors or executives during the periods ended March 31, 2018 or 2017.

During the three months ended March 31, 2018, the Company received advances from related parties totaling $21,836 to fund operations and made repayments on outstanding related party payables of $4,731. The advances are unsecured and due on demand. There was $61,643 and $44,679 due to related parties as of March 31, 2018 and December 31, 2017, respectively.

See Note 6 for Related Party Notes Payable.

Note 5 - Stockholders’ Equity

Series A Convertible Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate equal to $0.10 per share.

During the three months ended March 31, 2018, the Company accepted the conversion of 25,000 shares of Series A Convertible Preferred Stock in exchange for 25,000 shares of common stock.

There were 0 and 25,000 shares of series A convertible preferred stock issued and outstanding as of March 31, 2018 and December 31, 2017, respectively. Additionally, the Company had accrued dividends payable on series A convertible preferred stock totaling $27,437 and $26,697 at March 31, 2018 and December 31, 2017, respectively.

Common Stock

The authorized common stock of the Company consists of 275,000,000 shares and carries a par value of $0.001. During the year ended December 31, 2014, the Company bought back 380,000 post-split shares of common stock into treasury from a former officer for $100. The shares are being carried as treasury shares as reflected on the balance sheet.

During the year ended December 31, 2017, the Company issued a $5,000 note payable and $200 related party payable for a total of 3,777,000 outstanding common shares which are carried as treasury stock. There were 3,815,000 common shares held as treasury stock as of March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018, the Company issued 381,818 common shares for cash proceeds of $77,500; 525,000 common shares valued at $120,243 for the acquisition of A.J.D. Data Services; 25,000 common shares for the conversion of 25,000 shares of Series A Convertible Preferred Stock and 63,888 common shares for rounding differences from the effect of a reverse stock split effected during the year ended December 31, 2017.

There were 22,568,577 and 21,572,871 common shares issued and 18,753,577 and 17,757,871 outstanding at March 31, 2018 and December 31, 2017, respectively.

Note 6 - Related Party Notes Payable

During the year ended December 31, 2015, the Company entered into a note payable with a related party as a settlement for payment of consulting services provided valued at $350,000. The note carries interest of 9% compounded annually and was due on November 19, 2016. During the year ended December 31, 2016, the Company issued 50,000 shares of series A convertible preferred stock as repayment of $31,500 of accrued interest and $18,500 of outstanding principal. Additionally, on January 31, 2017, the Company issued 1,250,000 shares of common stock as repayment of $250,000 of principal. There was $81,500 and $81,500 of principal and $21,354 and $19,545 of accrued interest due as of March 31, 2018 and December 31, 2017. Accrued interest payable is included in “interest payable, related party” on the balance sheet.

On August 1, 2017, the Company entered into a note payable with an unrelated party to purchase common stock held by the unrelated party. The note is due on July 1, 2019 and bears no interest. There was $5,000 and $5,000 due as of March 31, 2018 and December 31, 2017.

Future maturities of notes payable are:

Year ended December 31,
2018	$81,500
2019	5,000
Total	$86,500

Note 7 - Convertible Notes Payable

On May 22, 2017, the Company entered into a convertible note payable with an unrelated party for $4,900 which was paid to a vendor on the Company’s behalf. The note carries interest at 10% per annum, is due on demand and is convertible at the option of the holder into common stock of the Company at a rate equal to the lesser of a 50% discount from the last trade price of the stock or $0.01 per share. There was $4,900 and $4,900 of principal and $3,169 and $3,048 of accrued interest due as of March 31, 2018 and December 31, 2017, respectively, which is included in “accounts payable and accrued liabilities” on the balance sheet. See Note 8 for explanation of related derivative liability derived from variable conversion rate. This note was repaid in full in May 2018 (Note 10).

Note 8 - Derivative Liability

As of March 31, 2018 and December 31, 2017, Company had a derivative liability balance of $25,458 and $20,328 on the balance sheets and recorded a loss of $5,130 and $0 from derivative liability fair value adjustments during the three months ended March 31, 2018 and 2017. The derivative liability activity comes from convertible notes payable as follows:

As discussed in Note 7 – Convertible Notes Payable, on May 22, 2017 the Company issued a $4,900 Convertible Promissory Note to an unrelated party that is due on demand. The note bears interest at a rate of 10% per annum and can be convertible into the Company’s common shares 90 days after issuance, at the holder’s option, at the conversion rate equal to the lesser of a 50% discount from the last trade prior to conversion or $0.01. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. In accordance with ASC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

At March 31, 2018, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $25,458 and recorded a $5,130 loss from change in fair value for the three months ended March 31, 2018. The fair value of the embedded derivatives for the notes was determined using a Black Scholes valuation model based on the following assumptions: (1) expected volatility of 387%, (2) risk-free interest rate of 1.93%, and (3) expected life of 0.50 of a year.

The following table summarizes the derivative liabilities included in the balance sheet at March 31, 2018:

Fair Value of Embedded Derivative Liabilities:
Balance, December 31, 2017	$20,328

Change in fair market value	5,130

Balance, March 31, 2018	$25,458

Note 9 – Acquisition of A.J.D. Data Services

On January 21, 2018, the Company entered into and closed the transactions contemplated by the definitive stock purchase agreement and plan of re-organization by and among the Company, A.J.D. Data Services Ltd., a limited liability company organized under the laws of Ontario (“A.J.D.”), the stockholders of A.J.D. and other parties signatory thereto to acquire 80 shares, representing 80% of the issued and outstanding capital stock of A.J.D. for 525,000 restricted common shares of the Company. A.J.D. is focused on document imaging, telemarketing, data entry, document management and all other back-end functions. The acquisition is intended to be part of a tax free share for share exchange which will see DLT Resolution issuing restricted common shares on closing and an additional 3,675,000 restricted common shares upon meeting the following milestones:

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, equipment, customer relationships, software, domain names and non-compete agreements) and liabilities assumed (accounts payable and related party payable) at fair value as of the acquisition date. The cash, accounts receivable, accounts payable and related party payable were deemed to be recorded at fair value as of the acquisition date. The Company determined the fair value of the equipment to be historical net book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. The allocation of the excess purchase price is not final and the amounts allocated to intangible assets are subject to change pending the completion of final valuations of certain assets and liabilities. Under the purchase agreement, the Company issued 525,000 shares of common stock valued at $120,243 and committed to issue an additional 3,675,000 shares of common stock at certain milestones which was determined to have a fair value of $841,702 in exchange for a 80% interest. The estimated fair value of the common stock to be issued of $841,702 is shown as an “other long term liability” on the face of the balance sheet. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS ACQUIRED
Cash	$302
Accounts receivable	152,489
Equipment	22,743
Customer relationships	207,364
Software	156,924
Non-compete agreement	173,738
Domain name	6,405
Goodwill	531,484
TOTAL ASSETS ACQUIRED	$1,251,449

LIABILITIES ASSUMED
Accounts payable	49,380
Related party payable	317
TOTAL LIABILITIES ASSUMED	49,697

Non-controlling interest	(239,807)
NET ASSETS ACQUIRED	$961,945

The intangible assets acquired will be amortized over 5 years.

The non-controlling interest was valued using an enterprise value approach whereby the total value of all net assets of A.J.D. were valued with the non-controlling interest representing the minority interest percentage of the net assets as of the date of acquisition. The non-controlling interest was determined to have a fair value of $239,807 as of the date of acquisition.

From the period of acquisition on January 21, 2018 to March 31, 2018, A.J.D. generated total revenues of $143,919.

Note 10 – Concentrations of Revenue

During the three months ended March 31, 2018, five separate customers accounted for 91% of the Company’s total revenue. There was no revenue during the three months ended March 31, 2017.

Note 11 – Subsequent Events

On April 13, 2018, the Company accepted a common stock subscription for 37,037 shares of common stock at $0.27 cash per share resulting in a total subscription of $10,000 which was received in full.

On May 11, 2018, the Company accepted a common stock subscription for 200,000 shares of common stock at $0.33 cash per share resulting in a total subscription of $66,000. Of this amount, $25,000 has been received with the remaining $41,000 as a subscription receivable.

On May 21, 2018, the Company made convertible note repayments to repay the total outstanding principal and accrued interest on its outstanding convertible notes payable as discussed in Note 7 – Convertible Notes Payable.

Acquisition of Operating Assets

On April 12, 2018, the Company entered into and closed the transactions contemplated by the definitive asset purchase agreement and plan of re-organization (the “ Asset Purchase Agreement ”) by and among the Company, 1922861 Ontario Inc. a corporation organized under the laws of Ontario (“ 1922861 Ontario Inc. ”), the stockholders of 1922861 Ontario Inc. (“ Stockholders ”) and other parties signatory thereto to acquire all the operating assets of 1922861 Ontario Inc. for 500,000 restricted common shares of DLT Resolution and a payment of CAD $19,200 to 1922861 Ontario’s supplier. The acquisition will integrate the operating assets of this purchase into the Company’s Canadian subsidiary DLT Resolution Corp, a corporation formed under the Laws of the Province of Ontario.

In addition to the consideration on closing an additional 1,000,000 restricted common shares may potentially be issued upon meeting the following milestones:

•	An additional 500,000 shares will be issued upon the acquired base generating CAD $35,000 in monthly sales for DLT Resolution for 3 consecutive months with a 10% pre-tax profit.

•	And an additional 500,000 shares will be issued upon the acquired base generating CAD $500,000 in cumulated gross sales with a 10% pre-tax profit.

The Company has allotted 24 months to achieve these milestones. There is full acceleration to allow for full vesting as quickly as the cumulative sales milestones are reached. Share issuances will be issued under reliance of appropriate exemptions from registration with the Securities & Exchange Commission and will contain substantial resale restrictions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation. Shareholders’ Equity

General

DLT Resolution Inc. (“The Company”) was incorporated on January 17, 2007, under the laws of the State of Nevada. The principal offices are located at 5940 S. Rainbow Blvd, Ste 400-32132, Las Vegas, NV 89118. The telephone number is 1 (702) 796-6363. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Our fiscal year end is December 31.

Description of Business

DLT is a Distributed Ledger Technology “Blockchain” Information Technology company. Additionally, the Company formed a wholly owned Canadian subsidiary to carry on business in Canada effective November 23, 2017 and acquired A.J.D. Data Services on January 21, 2018. The Company offers secure data management, Information Technology (IT) and other telecommunications services in Canada and the United States. Through its RecordsBank.org portal it operates a Health Information Exchange. DLT is creating a single unified platform enabling the ability to request and retrieve medical information and records while meeting all of today’s Security & Compliance demands for HIPAA, PIPEDA and PHIPA. The Company is preparing to launch a Distributed Ledger Technology “Blockchain” version of the service placing electronic health records on this secure platform. The Company expects to launch this initiative during the third calendar quarter of 2018.

DLT operates in Canada through its wholly owned subsidiary DLT Resolution Corp. and its majority owned subsidiary A.J.D. Data Services Ltd.

Research and Development Expenditures

Since the time of our incorporation we have not incurred any research expenses.

In 2017 the Company incurred costs of $55,000 in its development efforts of its online Health Information Exchange portal which was launched live in late 2017. The Company has also incurred an additional $64,000 in development expenses on utilizing a Distributed Ledger Technology “Blockchain” solution for placing health information on this platform during the fourth quarter of 2017. Management anticipates further research and development expenses in the upcoming 2018 year.

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

Results of Operations

Revenues

Revenues during the three months ended March 31, 2018 and 2017 were $148,388 and $0. Additionally, cost of revenues during the three months ended March 31, 2018 and 2017 were $29,067 and $0. The increase in revenue and cost of revenue is the result of the Company’s acquisition of A.J.D. Data Services as all revenues and costs of revenues were generated by that entity.

Operating Expenses

Total operating expenses were $88,396 and $2,490 during the three months ended March 31, 2018 and 2017. The increase in operating expenses relates to the Company incurring additional general office expenses during the current period as it executed its business plan and acquired A.J.D. Data Services, whereas the Company was stagnant in the prior period.

Other Income (Loss)

The Company had net other expenses of $7,059 during the three months ended March 31, 2018 compared to net other income of $22,586 during the three months ended March 31, 2017. The decrease in net other income is the result of a one-time recognition of a gain on the forgiveness of debt totaling $26,306 that occurred during the three months ended March 31, 2017 that was not present in the current period.

Net Income

The Company had net income of $23,866 during the three months ended March 31, 2018 compared to $20,096 during the three months ended March 31, 2017. While there is not a significant year over year change in total net income, net income in the current year was generated from the execution of the Company’s business plan and net income in the prior period was generated from a one-time debt forgiveness recognition as previously discussed.

Liquidity and Capital Resources

As of March 31, 2018 we had $45,966 of cash, total current assets of $279,913 and current liabilities of $321,682 creating a working capital deficit of $41,769. Current assets consisted of cash of $45,966 and accounts receivable totaling $233,947. Current liabilities as of March 31, 2018 consisted of $347 of bank overdrafts, $59,043 of accounts payable and accrued liabilities, $40,000 of accounts payable to related parties, $21,354 of interest payable to related parties, $61,643 of related party payables, $27,437 of dividends payable, notes payable of $81,500, a derivative liability of $25,458 and convertible notes payable on which debt discounts are fully amortized of $4,900.

As of December 31, 2017 we had $8,609 of cash, total current assets of $8,609 and current liabilities of $279,071 creating a working capital deficit of $270,462. Current assets consisted of cash of $8,609. Current liabilities as of December 31, 2017 consisted of $7 of bank overdrafts, $26,415 of accounts payable and accrued liabilities, $55,000 of accounts payable to related parties, $19,545 of interest payable to related parties, $44,679 of related party payables, $26,697 of dividends payable, notes payable of $81,500, a derivative liability of $20,328 and convertible notes payable on which debt discounts are fully amortized of $4,900.

Cash Used in Operating Activities

Net cash used in operating activities was $58,510 during the three months ended March 31, 2018 compared to $0 for the same period in 2017. The increase in cash used in operating activities is from an increase in the change in working capital during the three months ended March 31, 2018 when compared to the nine months ended March 31, 2017.

Cash from Financing Activities

During the three months ended March 31, 2018, the Company generated $94,952 of cash from financing activities. Cash generated from financing activities was mostly comprised of $77,500 of total cash proceeds from the sale of common stock and advances from net of repayments to related parties totaling $17,105.

Going Concern

As of March 31, 2018, the Company has a working capital deficit of $41,769 and used $58,510 of cash in operations during the three months ended March 31, 2018 which raises substantial doubt for the entity to be able to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

During the period covered by this report management of the Company was expanded to include more than one individual. As such, there were significant changes in our internal controls during the period. For example, for the time being and until the operations of the company make this impractical all financial transactions involving the Company, including all payments and all agreed upon incurrences of liabilities, require a signature from, or other approval from, the CEO or CFO of DLT Resolution, Inc. Notwithstanding these changes, as the company was previously a shell company owned and managed by one person, management has no reason to believe that the internal controls in place at that time were insufficient. Furthermore, management believes that until the operations of the Company progress to the point where tight control impedes smooth operations, it will be appropriate and sufficient (from the perspective of internal controls over financial reporting) if approval of the CEO and CFO is required for transactions that are or are reasonably likely to require disclosure in the financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2018, the Company issued 381,818 common shares for cash proceeds of $77,500; 525,000 common shares valued at $120,243 for the acquisition of A.J.D. Data Services; 25,000 common shares for the conversion of 25,000 shares of Series A Convertible Preferred Stock and 63,888 common shares for rounding differences from the effect of a reverse stock split effected during the year ended December 31, 2017.

Description of Registrant’s Securities to be Registered

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently 22,568,577 issued and 18,753,577 outstanding, and 5,000,000 shares of series A convertible preferred stock authorized of which there are 0 shares issued and outstanding.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLT Resolution, Inc.

By:	/s/ John Wilkes	By:	/s/ John Wilkes
	John Wilkes		John Wilkes
	President and Chief Executive Officer		Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)		(Principal Financial Officer)

	May 21, 2018		May 21, 2018

