Form 10-Q
period 2018-06-30
DLT Resolution Inc.
filed 2018-10-11
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non‑accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2018, 23,305,614 shares of the registrant’s Common Stock, $0.0001 par value, were issued and 19,490,614 were outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2018 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

FORM 10-Q

QUARTER ENDED JUNE 30, 2018

PART I

FINANCIAL INFORMATION

Item 1: Financial Statements

DLT RESOLUTION, INC
Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash	$62,726	$8,609
Accounts receivable	209,412	-
Related party receivable	52,559	-
Total current assets	324,697	8,609

Equipment, net of accumulated depreciation of $859 and $0	19,630	-
Intangible assets, net of accumulated amortization of $86,002 and $3,056	1,110,283	115,944
Goodwill	621,076	-
Investments	356	-

Total assets	$2,076,042	$124,553

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$3,009	$7
Accounts payable and accrued liabilities	313,581	26,415
Accounts payable, related party	40,000	55,000
Interest payable, related party	23,183	19,545
Dividends payable	28,185	26,697
Related party payables	27,009	44,679
Current notes payables, related party	81,500	81,500
Derivative liability	-	20,328
Convertible notes payable, net of discounts of $0 and $0	-	4,900
Total current liabilities	516,467	279,071

Notes payable, net of current portion	5,000	5,000
Other long term liability	1,070,615	-

Total liabilities	1,592,082	284,071

Stockholders' equity (deficit)
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; 0 and 25,000 issued and outstanding at June 30, 2018 and December 31, 2017	-	25,000
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; 64,000 issued and outstanding at June 30, 2018 and December 31, 2017	64,000	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 23,305,614 and 21,572,871 issued; 19,490,614 and 17,757,871 outstanding at June 30, 2018 and December 31, 2017	23,306	21,573
Additional paid-in capital	3,724,659	3,129,894
Other comprehensive income (loss)	(129,032)	16
Treasury stock, 3,815,000 shares	(5,300)	(5,300)
Accumulated deficit	(3,439,783)	(3,394,701)
Total DLT Resolution, Inc. stockholders' equity (deficit)	237,850	(159,518)

Non-controlling interest	246,110	-
Total equity (deficit)	483,960	(159,518)

Total liabilities and stockholders' equity (deficit)	$2,076,042	$124,553

See accompanying notes to unaudited consolidated financial statements.

DLT RESOLUTION, INC.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six month sended June 30,
	2018	2017	2018	2017
Revenue	$218,965	$-	$367,353	$-
Cost of revenue	91,466	-	120,533	-
Gross margin	127,499	-	246,820	-

Operating expenses
General and administrative	129,762	5,372	201,783	5,840
Professional fees	62,244	9,736	78,619	11,758
Total operating expenses	192,006	15,108	280,402	17,598

Income (loss) from operations	(64,507)	(15,108)	(33,582)	(17,598)

Other income (expense)
Other income	-	-	-	26,306
Other expense	(212)	-	(212)	-
Gain (loss) on change in fair market value of derivative liability	2,703	441	(2,427)	441
Interest income (expense)	859	(5,270)	(1,070)	(8,990)
Total other income (expense)	3,350	(4,829)	(3,709)	17,757

Net loss	$(61,157)	$(19,937)	$(37,291)	$159
Loss attributable to non-controlling interest	5,908	-	(6,303)	-
Net loss attributable to DLT Resolution, Inc.	$(55,249)	$(19,937)	$(43,594)	$159

Preferred stock dividends declared	-	-	(1,488)	-
Net income attributable to common shareholders	$(55,249)	$(19,937)	$(45,082)	$159

Net income per basic share outstanding	$(0.00)	$(0.00)	$(0.00)	$0.00
Net income per diluted share outstanding	$(0.00)	$(0.00)	$(0.00)	$0.00
Weighted average basic shares outstanding	18,789,268	2,143,122	19,012,104	2,240,315
Weighted average diluted shares outstanding	18,789,268	2,143,122	19,012,104	2,242,765
Net income (loss)	$(61,157)	$(19,937)	$(37,291)	$159

Other comprehensive loss
Foreign currency translation adjustment	(89,904)	-	(129,048)	-
Total other comprehensive loss	(89,904)		(129,048)	-

Comprehensive loss	$(151,061)	$(19,937)	$(166,339)	$159

See accompanying notes to unaudited consolidated financial statements.

DLT RESOLUTION, INC
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$(37,291)	$159
Adjustments to reconcile net loss to net cash used in operating activities
Forgiveness of debt	-	(26,306)
Loss on investment mark to market	212	-
Depreciation and amortization expense	85,487	2,123
Loss on change in fair market value of derivative liability	2,427	(441)
Excess fair market value of derivative liability charged to interest		448
Expenses paid on behalf of the company by related parties	-	5,840
Changes in operating assets and liabilities
Accounts receivable	(47,460)	-
Related party receivable	(39,964)
Interest payable, related party	3,638	-
Accounts payable and accrued liabilities	(66)	18,177
Accounts payable, related party	(15,000)	-
Net cash used in operating activities	(48,017)	-

Net cash used in investing activities
Purchase of investments	(575)	-
Purchase of equipment	(5,996)	-
Net cash paid for business combination	(9,370)	-
Net cash used in investing activities	(15,941)	-

Cash flows from financing activities
Proceeds from bank overdraft	3,056	-
Proceeds from related party payables	(307)	-
Repayments of related party advances	(17,657)	-
Proceeds from the sale of common stock	153,500	-
Net cash provided by financing activities	138,592	-

Net change in cash	74,634	-
Effect of exchange rate on cash	(20,517)	-
Cash at beginning of period	8,609	-
Cash at end of period	$62,726	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Preferred dividend declared	$1,488	$-
Other long term liability entered into for acquisition of AJD Data Services	$841,702	$-
Common shares issued for acquisition of AJD Data Services	$120,243	$-
Common shares issued in exchange for preferred shares	$25,000	$-
Common shares issued for business combination	$275,000	$-
Payable entered into for business combination	$420,017	$-
Forgiveness of related party convertible note payable	$-	$2,634
Forgiveness of related party interest payable	$-	$606
Forgiveness of convertible note payable	$-	$23,783
Forgiveness of note payable	$-	$600
Forgiveness of interest payable	$-	$1,923
Common shares issued in exchange for note payable principal	$-	$250,000
Purchase of intangible asset with accounts payable	$-	$40,000
Accounts payable entered into for intangible asset	$-	$55,000
Accounts payable paid by related party	$-	$2,625
Accounts payable paid by convertible noteholder	$-	$4,900

See accompanying notes to unaudited consolidated financial statements.

DLT RESOLUTION, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

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

During the six months ended June 30, 2018, the Company completed its acquisitions of A.J.D. Data Services (“A.J.D.”) and 1922861 Ontario Inc. (“Ontario”). See Note 9 – Acquisition of A.J.D. Data Services and Note 10 – Acquisition of 1922861 Ontario Inc. Both acquisitions were considered business combinations under ASC 805 “Business Combinations.” The acquisition of A.J.D. was a stock-for-stock exchange resulting in the Company owning 80% of A.J.D. As such, A.J.D. is deemed to be a subsidiary of the Company, and the results and operations of A.J.D. are consolidated with the Company from the date of acquisition forward. The acquisition of Ontario involved the Company purchasing various assets and processes from Ontario. These assets and the results of operations therefrom have been integrated into the Company’s operating subsidiary, DLT Resolution Corp., and reported by the Company from the acquisition date forward. The Company did not acquire any debt or equity ownership in Ontario. As such, Ontario is not deemed to be a subsidiary of the Company.

Note 2 - Going Concern

The Company had an accumulated deficit of $3,439,783 and a working capital deficit of $191,770 as of June 30, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At June 30, 2018, there were no uncertain tax positions that require accrual.

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sales of services and products. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts. The Company had accounts receivable of $209,412 and $0 and an allowance for doubtful accounts of $0 and $0 as of June 30, 2018 and December 31, 2017, respectively.

Revenue recognition

The Company follows ASC 606 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue upon the transfer of promised services to customers in amounts that reflect the consideration to which the Company expects to be entitled the transfer of services. The Company considers revenue earned when all the following criteria are met: (i) the contract with the customer has been identified, (ii) the performance obligations have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to the performance obligations, and (v) the performance obligations have been satisfied. The Company primarily generates revenues through the sale of document imaging, telemarketing, data entry, document management and all other back-end information technology (“IT”) functions.

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

Intangible Assets

Intangible assets primarily consist of customer relationships, software, non-compete agreements and domain names. The Company amortizes, to cost of revenue and operating expenses, these definite‑lived intangible assets on a straight‑line basis over the life of the assets of five years.

Impairment of Long‑Lived Assets and Goodwill

The carrying value of long‑lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

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

Software Development Costs, Customer Relationships, Non-Compete, Domain Name and Amortization

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20. Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to general and administrative expenses. Net capitalized software development costs (included in intangible assets) totaled $149,133 (acquired via issuance of $64,000 of Series B Preferred Stock and $55,000 in accounts payable) at June 30, 2018 and December 31, 2017, respectively. A non-compete agreement, domain name, goodwill, website, customer list and developed technology totaling $1,047,152, were acquired via the acquisition of 1922861 Ontario Inc as an asset purchasevia issuance of 500,000 restricted common shares. Amortization expense totaled $63,731 and $0 and $82,496 and $0 for the three and six months ended June 30, 2018 and 2017, respectively.

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period, assuming conversion or exercise of all potentially dilutive securities outstanding during each reporting period presented. Potentially dilutive securities are not presented or used in the computation of diluted loss per share on the statement of operations for periods when the Company incurs net losses, as their effect would be anti-dilutive.

As of June 30, 2018 and December 31, 2017, the Company had 0 and 25,000 shares, respectively, of Series A Preferred Stock issued and outstanding, which were convertible into 0 and 25,000 shares, respectively, of the Company’s common stock. Also, as of June 30, 2018 and December 31, 2017, the Company had 64,000 shares of Series B Convertible Preferred Stock issued and outstanding, which were convertible into 12,800 shares of the Company’s common stock. As of December 31, 2017, there was a convertible note outstanding that could convert to a total of 490,000 common shares. As of June 30, 2018, the Company had committed 3,675,000 common shares for issuance as part of the acquisition of A.J.D. Data Services (see Note 9 – Acquisition of A.J.D. Data Services). Also, as of June 30, 2018 there a potential earn out of an additional 1,000,000 restricted common shares of stock from the acquisition of 1922861 Ontario Inc (see Note 10 – Acquisition of 1922861 Ontario Inc).

Principals of Consolidation

The consolidated financial statements represent the results of DLT Resolution, Inc.; its wholly owned subsidiary, DLT Resolution Corp.; its 80%-owned subsidiary, A.J.D. Data Services (see Note 9 – Acquisition of A.J.D. Data Services); and the assets, processes, and results therefrom of 1922861 Ontario Inc. Note 10 – Acquisition of 1922861 Ontario Inc.) All intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of .760884 and .774954 in effect at the balance sheet dates of June 30, 2018 and December 31, 2017, respectively. Statements of operations amounts have been translated using the annual weighted average exchange rates of .790918 and .774678 for the three and six months ended June 30, 2018, and .755419 and .749442 for the three and six months ending June 30, 2017 there were no balances or transaction in CAD in 2017. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). There were no foreign currency transaction gains or losses recognized during the periods presented.

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

Note 4 - Related Party Transactions

No salaries were paid to directors or executives during the periods ended June 30, 2018 or 2017.

During the six months ended June 30, 2018, the Company paid out advances to a shareholder totaling $39,964 and made repayments on outstanding payables for advances received from other related parties of $17,657. The related party advances to and from the Company are unsecured and due on demand. There was $27,009 and $44,679 due to related parties as of June 30, 2018 and December 31, 2017, respectively, and $52,559 and $0 due from the shareholder as of June 30, 2018 and December 31, 2017 respectively. During the six months ended June 30, 2018, the Company also made payments for services rendered by related parties totaling $15,000, resulting in balances owed for such services of $40,000 and $55,000 at June 30, 2018 and December 31, 2017.

See Note 6 for Related Party Notes Payable.

Note 5 – Stockholders’ Equity

Series A Convertible Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.10 per share.

During the six months ended June 30, 2018, the Company accepted the conversion of 25,000 shares of Series A Convertible Preferred Stock in exchange for 25,000 shares of common stock.

There were 0 and 25,000 shares of series A convertible preferred stock issued and outstanding as of June 30, 2018 and December 31, 2017, respectively. Additionally, the Company had accrued dividends payable on series A convertible preferred stock totaling $28,185 and $26,697 at June 30, 2018 and December 31, 2017, respectively.

Series B Convertible Preferred Stock

The Company is authorized to issue up to 500,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.20 per share.

There were 64,000 shares of series B convertible preferred stock issued and outstanding as of June 30, 2018 and December 31, 2017.

Common Stock

The authorized common stock of the Company consists of 275,000,000 shares and carries a par value of $0.001. During the year ended December 31, 2014, the Company bought back 380,000 post-split shares of common stock into treasury from a former officer for $100. The shares are being carried as treasury shares as reflected on the balance sheet.

During the year ended December 31, 2017, the Company issued a $5,000 note payable and $200 related party payable for a total of 3,777,000 outstanding common shares which are carried as treasury stock. There were 3,815,000 common shares held as treasury stock as of June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018, the Company issued 618,855 common shares for cash proceeds of $153,500; 525,000 common shares valued at $120,243 for the acquisition of A.J.D. Data Services; 500,000 common shares valued at $275,000 for the acquisition of 1922861 Ontario Inc; 25,000 common shares for the conversion of 25,000 shares of Series A Convertible Preferred Stock and 63,888 common shares for rounding differences from the effect of a reverse stock split effected during the year ended December 31, 2017.

There were 23,305,614 and 21,572,871 common shares issued and 19,490,614 and 17,757,871 outstanding at June 30, 2018 and December 31, 2017, respectively.

Note 6 – Notes Payable

Related Party

During the year ended December 31, 2015, the Company entered into a note payable with a related party as a settlement for payment of consulting services provided valued at $350,000. The note carries interest of 9% compounded annually and was due on November 19, 2016. During the year ended December 31, 2016, the Company issued 50,000 shares of series A convertible preferred stock as repayment of $31,500 of accrued interest and $18,500 of outstanding principal. Additionally, on January 31, 2017, the Company issued 1,250,000 shares of common stock as repayment of $250,000 of principal. There was $81,500 and $81,500 of principal and $23,183 and $19,545 of accrued interest due as of June 30, 2018 and December 31, 2017.

Non – Related Party

On August 1, 2017, the Company entered into a note payable with an unrelated party to purchase common stock held by the unrelated party. The note is due on July 1, 2019 and bears no interest. There was $5,000 and $5,000 due as of June 30, 2018 and December 31, 2017.

Note 7 – Convertible Notes Payable

On May 22, 2017, the Company entered into a convertible note payable with an unrelated party for $4,900 which was paid to a vendor on the Company’s behalf. The note carried interest at 10% per annum, was due on demand and was convertible at the option of the holder into common stock of the Company at a rate equal to the lesser of a 50% discount from the last trade price of the stock or $0.01 per share. There was $0 and $4,900 of principal and $0 and $3,048 of accrued interest due as of June 30, 2018 and December 31, 2017, respectively, which is included in “accounts payable and accrued liabilities” on the balance sheet. See Note 8 – Derivative Liability for explanation of related derivative liability derived from variable conversion rate. This note was repaid in full in May 2018 (Note 8).

Note 8 – Derivative Liability

As of June 30, 2018 and December 31, 2017, Company had a derivative liability balance of $0 and $20,328 on the balance sheets and recorded gains of $2,703 and $441 from derivative liability fair value adjustments during the three months ended June 30, 2018 and 2017 and a loss of $2,427 and gain of $441 from derivative liability fair value adjustments for the six months ended June 30, 2018. The derivative liability activity comes from convertible notes payable as follows:

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

The Company carries its derivative liability on the balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair-values the embedded derivative using the Black-Scholes option pricing model. The fair value of the derivative at the issuance date of this note was $5,348 which was recorded as a derivative liability on the balance sheet. The Company recorded a debt discount of $4,900 which was equal to the face value of the convertible note, and immediately expensed $448. Although the note was due on demand, upon issuance the Company estimated a six-month repayment period, over which they amortized the debt discount in full. As such, the Company recorded $4,900 in amortization expense during the year ended December 31, 2017.

The convertible note was repaid in full on May 22, 2018, on which date the Company determined the derivative’s fair value to be $22,775, which was written off to additional paid-in capital and resulted in a $2,427 net loss from change in fair value for the six months ended June 30, 2018. The fair value of the embedded derivatives for the notes was determined using a Black Scholes valuation model based on the following assumptions: (1) expected volatility of 338%, (2) risk-free interest rate of 2.13%, and (3) expected life of 0.50 of a year.

Note 9 – Acquisition of A.J.D. Data Services

On January 21, 2018, the Company entered into and closed the transactions contemplated by the definitive stock purchase agreement and plan of re-organization by and among the Company, A.J.D. Data Services Ltd., a limited liability company organized under the laws of Ontario (“A.J.D.”), the stockholders of A.J.D. and other parties signatory thereto to acquire 80 shares, representing 80% of the issued and outstanding capital stock of A.J.D. for 525,000 restricted common shares of the Company valued at $120,243. A.J.D. is focused on document imaging, telemarketing, data entry, document management and all other back-end functions. The acquisition is intended to be part of a tax-free share-for-share exchange which will see DLT Resolution issuing restricted common shares on closing and an additional 3,675,000 restricted common shares upon meeting the following milestones:

•	1,050,000 Shares upon A.J.D Data Services reaching $500,000 in gross sales (issued on September 21, 2018, see Note 12 - Subsequent Events)

•	1,050,000 Shares upon A.J.D Data Services reaching $1,000,000 in cumulated gross sales

•	525,000 Shares upon A.J.D Data Services reaching $1,500,000 in cumulated gross sales with $100,000 in pre-tax earnings

•	525,000 Shares upon A.J.D Data Services reaching $2,000,000 in cumulated gross sales with $150,000 in pre-tax earnings

•	525,000 Shares upon A.J.D Data Services reaching $2,500,000 in cumulated gross sales with $200,000 in pre-tax earnings

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, equipment, customer relationships, software, domain names and non-compete agreements) and liabilities assumed (accounts payable and related party payable) at fair value as of the acquisition date. The carrying values of cash, accounts receivable, accounts payable and related party payable were deemed to be fair value as of the acquisition date. The Company determined the fair value of the equipment to be historical net book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. The allocation of the excess purchase price is not final and the amounts allocated to intangible assets are subject to change pending the completion of final valuations of certain assets and liabilities. Under the purchase agreement, the Company issued 525,000 shares of common stock valued at $120,243 and committed to issue an additional 3,675,000 shares of common stock at certain milestones which was determined to have a fair value of $841,702 in exchange for a 80% interest. The estimated fair value of the common stock to be issued of $841,702 is shown as an “other long term liability” on the face of the balance sheet. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

From the period of acquisition on January 21, 2018 to June 30, 2018, A.J.D. generated total revenues of $285,429.

Note 10 – Acquisition of 1922861 Ontario Inc.

Acquisition of Operating Assets

On April 12, 2018, the Company entered into and closed the transactions contemplated by the definitive asset purchase agreement and plan of re-organization by and among the Company, 1922861 Ontario Inc. a corporation organized under the laws of Ontario (“ 1922861 Ontario Inc. ”), the stockholders of 1922861 Ontario Inc. and other parties signatory thereto to acquire all the operating assets of 1922861 Ontario Inc. for 500,000 restricted common shares of DLT Resolution valued at $275,000, and a payment of CAD $19,200 to 1922861 Ontario’s supplier. The acquisition is considered a business combination for accounting purposes under ASC 805, and resulted in the integration of 1922861 Ontario Inc.’s operating assets and processes into the Company’s Canadian subsidiary DLT Resolution Corp.

In addition to the consideration on closing, an additional 1,000,000 restricted common shares may potentially be issued upon meeting the following milestones:

•

An additional 500,000 shares will be issued upon the acquired base generating CAD $35,000 in monthly sales for DLT Resolution for 3 consecutive months with a 10% pre-tax profit (issued on September 21, 2018, see Note 12 - Subsequent Events).

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, equipment, customer relationships, software, domain names and non-compete agreements) and liabilities assumed (accounts payable and related party payable) at fair value as of the acquisition date. The carrying values of cash, accounts receivable, accounts payable and related party payable were deemed to be fair value as of the acquisition date. The Company determined the fair value of the equipment to be historical net book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. The allocation of the excess purchase price is not final and the amounts allocated to intangible assets are subject to change pending the completion of final valuations of certain assets and liabilities. Under the purchase agreement, the Company issued 500,000 shares of common stock valued at $275,000 and committed to issue an additional 1,000,000 shares of common stock at certain milestones which was determined to have a fair value of $430,639 in exchange for all assets. The estimated fair value of the common stock to be issued of $430,639 is shown as an “other long term liability” and “other payable – short term” which is included in accounts payable on the face of the balance sheet. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS ACQUIRED
Cash	$5,644
Accounts receivable	18,663
Customer list	297,430
Developed technology	287,020
Goodwill	114,280
TOTAL ASSETS ACQUIRED	$723,037

LIABILITIES ASSUMED
HST payable	2,147
TOTAL LIABILITIES ASSUMED	2,147

NET ASSETS ACQUIRED	$720,890

Note 11 – Concentrations of Revenue

During the six months ended June 30, 2018, six customers accounted for 45% of the Company’s total revenue.

Note 12 – Subsequent Events

Litigation

On August 4, 2018 the Company was served with a statement of claim from a minority shareholder and former officer of its subsidiary A.J.D. Data Services Ltd. The claim alleges damages in the amount of CAD $650,000 for wrongful dismissal, breach of contract, repudiation, lost benefits, lost opportunities for advancement, out-of-pocket costs, statuary minimum notice entitlements and representing pay in lieu of notice, benefits, as well as special damages for out-of-pocket and other costs. Management is in the belief that this claim is frivolous and without merit. The Company is retaining counsel and will defend this action and will counter-claim for damages.

While management is confident in the successful outcome of this litigation, there always remains the inherit risk of a ruling in the plaintiff’s favour or that The Company could be forced to spend far too much of its financial and human resources in defending and filing a counter claim. In this case it may cause losses to the Company and may affect the price of its common shares causing potential loss for its shareholders.

Stock Issuances

On September 21, 2018, the Company issued 1,050,000 restricted common shares pursuant to the January 21, 2018 share-for-share purchase agreement to acquire 80% of A.J.D Data Services (Note 9 - Acquisition of A.J.D. Data Services). The shares represent the Company reaching the 1st sales milestone post-closing of the acquisition.

On September 21, 2018, the Company issued 500,000 restricted common shares pursuant to the April 12, 2018 asset purchase agreement with 1922861 Ontario Inc (Note 10 - Acquisition of 1922861 Ontario Inc.) to acquire certain operating assets of 1922861 Ontario Inc. The shares represent the Company reaching the 1st sales milestone post-closing of the acquisition.

On October 2, 2018 the Company sold 126,924 restricted common shares in a private transaction for gross proceeds of $82,500.

All share issuances were issued pursuant to an exemption from registration and the shares contain substantial resale restrictions.

All subsequent events have been evaluated through the issuance date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation. Shareholders’ Equity General

DLT Resolution Inc. (“The Company”) was incorporated on January 17, 2007, under the laws of the State of Nevada. The principal offices are located at 5940 S. Rainbow Blvd, Ste 400-32132, Las Vegas, NV 89118. The telephone number is 1 (702) 796-6363. The Company has never declared bankruptcy or been in receivership. The only legal action or proceeding to which the Company has been a party is a claim filed on August 4, 2018 against the Company by a minority shareholder and former officer of the Company’s 80% subsidiary, A.D.J. Data Services. The claim alleges damages in the amount of CAD $650,000, but Management is of the belief that this claim is frivolous and without merit and is retaining counsel to defend this action and counter-claim for damages. See Note 12 - Subsequent Events for further details.

Description of Business

DLT is a Distributed Ledger Technology “Blockchain” Information Technology company operating in the telecommunication and Health Care industries. Additionally, the Company formed a wholly-owned Canadian subsidiary to carry on business in Canada effective November 23, 2017 and acquired A.J.D. Data Services on January 21, 2018. The Company offers secure data management, Information Technology (IT) and other telecommunications services in Canada and the United States. Through its RecordsBank.org portal it operates a Health Information Exchange. DLT is creating a single unified platform enabling the ability to request and retrieve medical information and records while meeting all of today’s Security & Compliance demands for HIPAA, PIPEDA and PHIPA. The Company is preparing to launch a Distributed Ledger Technology “Blockchain” version of the service placing electronic health records on this secure platform. The Company has been ready for the launch for some time and is prepared to initiate the launch upon filing of this 10 Q.

DLT operates in Canada through its wholly-owned subsidiary DLT Resolution Corp. and its majority owned subsidiary A.J.D. Data Services Ltd.

As a result of the business combination with 1922861 Ontario Inc. in the second quarter of 2018, our business now includes vital customers within the Resolution Telecom business. The Resolution Telecom business has been providing a wide range of innovative solutions that are reliable, scalable and flexible to hundreds of Canadian businesses for more than two decades. The Company's infrastructure solutions are delivered as a monthly service with substantial flexibility in the packaging and the delivery to ensure the solution is one that best meets each business's needs.

At the core of its offerings, Resolution Telecom Hosted PBX provides customers with cloud-based technology and infrastructure for IP voice communications at a significant savings over on premise solutions. Customers have the flexibility to utilize all the features such as voicemail to email, email transcription, call recording, CRM integration, remote workers, and mobile user apps without the capital expenditure of a traditional legacy system. By offering a truly supported hosted PBX platform, customers no longer require the expense of technicians making programming changes or deploying on site hardware.

Expansive Voice Portfolio - Traditional and Hosted IP. The Company's feature-rich Hosted PBX platform eliminates the cost and complexity of owning and maintaining a traditional premise-based system.

Hosted PBX is an advanced, fully hosted, and managed service that is continually upgraded to support market leading business productivity features for all customers.

Research and Development Expenditures

Since the time of our incorporation we have not incurred any research expenses.

In 2017 the Company incurred costs of $55,000 in its development efforts of its online Health Information Exchange portal which was launched live in late 2017. The Company has also incurred an additional $64,000 in development expenses on utilizing a Distributed Ledger Technology “Blockchain” solution for placing health information on this platform during the fourth quarter of 2017. Management anticipates further research and development expenses as it creates new applications using Blockchain technology.

There were no additional R&D expenditures in the second quarter of 2018, however the Company expects to incur additional R&D expenses for the fiscal year not to exceed $15,000.

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

The Company aims to remove these substantial burdens both on an administrative and financial basis. People or firms simply use our secure online request form, pay a small service fee and the Company retrieves, digitizes and stores the records. At this point the requesting client can access the record globally 24 hours a day - 7 days a week to view it or transfer it securely. In fact, clients can upload any new records to consolidate and keep all of their records securely in one place.

Results of Operations

Revenues

Revenues during the three and six months ended June 30, 2018 and 2017 were $218,965 and $0 and $367,353 and $0, respectively. Additionally, cost of revenues during the three and six months ended June 30, 2018 and 2017 were $91,466 and $0 and $120,533 and $0, respectively. The increase in revenue and cost of revenue is the result of the Company’s acquisitions of A.J.D. Data Services and 1922861 Ontario Inc.

Operating Expenses

Total operating expenses were $192,006 and $15,108 and $280,402 and $17,598 during the three and six months ended June 30, 2018 and 2017, respectively. The increase in operating expenses relates to the Company incurring additional general office expenses during the current period as it executed its business plan and acquired A.J.D. Data Services and 1922861 Ontario Inc, whereas the Company was stagnant in the prior period.

Other Income (Loss)

The Company had net other income of $3,350 during the three months ended June 30, 2018 compared to net other expense of $4,829 during the three months ended June 30, 2017. The Company had net other expense of $3,709 during the six months ended June 30, 2018 compared to net other income of $17,757 during the six months ended June 30, 2017.

Net Income

The Company had net losses of $61,157 and $19,937 during the three months ended June 30, 2018 and 2017 and a net loss of $37,291 and net income of $159 during the six months ended June 30, 2018 and 20117, respectively. While there is not a significant year over year change in total net income, net income in the current year was generated from the execution of the Company’s business plan and net income in the prior period was generated from a one-time debt forgiveness recognition as previously discussed.

Liquidity and Capital Resources

As of June 30, 2018, we had $62,726 of cash, total current assets of $324,697 and current liabilities of $516,467 creating a working capital deficit of $191,770. Current assets consisted of cash of $62,726, related party receivable of $52,559, and accounts receivable totaling $209,412. Current liabilities as of June 30, 2018 consisted of $3,009 of bank overdrafts, $313,581 of accounts payable and accrued liabilities, $40,000 of accounts payable to related parties, $23,183 of interest payable to related parties, $27,009 of related party payables, $28,185 of dividends payable and notes payable of $81,500.

As of December 31, 2017, we had $8,609 of cash, total current assets of $8,609 and current liabilities of $279,071 creating a working capital deficit of $270,462. Current assets consisted of cash of $8,609. Current liabilities as of December 31, 2017 consisted of $7 of bank overdrafts, $26,415 of accounts payable and accrued liabilities, $55,000 of accounts payable to related parties, $19,545 of interest payable to related parties, $44,679 of related party payables, $26,697 of dividends payable, notes payable of $81,500, a derivative liability of $20,328 and convertible notes payable on which debt discounts were fully amortized of $4,900.

Cash Used in Operating Activities

Net cash used in operating activities was $48,017 during the six months ended June 30, 2018 compared to $0 for the same period in 2017. The increase in cash used in operating activities is from an increase in the change in working capital during the six months ended June 30, 2018 when compared to the six months ended June 30, 2017.

Cash Used in Investing Activities

Net cash used in investing activities was $15,941 during the six months ended June 30, 2018 compared to $0 for the same period in 2017. The increase in cash used in investing activities is from acquisitions and purchases of equipment that occurred during the six months ended June 30, 2018 that were not present during the six months ended June 30, 2017.

Cash from Financing Activities

During the six months ended June 30, 2018, the Company generated $138,592 of cash from financing activities. Cash generated from financing activities was mostly comprised of $153,500 of total cash proceeds from the sale of common stock and repayment to related parties totaling $17,964.

Going Concern

As of June 30, 2018, the Company has a working capital deficit of $191,770 and used $48,017 of cash in operations during the six months ended June 30, 2018 which raises substantial doubt for the entity to be able to continue as a going concern.

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

See Note 12 - Subsequent Events.

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

See Note 12 - Subsequent Events.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2018, the Company issued 618,855 common shares for cash proceeds of $153,500; 525,000 common shares valued at $120,243 for the acquisition of A.J.D. Data Services; 500,000 common shares for the acquisition of 1922861 Ontario Inc; 25,000 common shares for the conversion of 25,000 shares of Series A Convertible Preferred Stock and 63,888 common shares for rounding differences from the effect of a reverse stock split effected during the year ended December 31, 2017.

Description of Registrant’s Securities to be Registered

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently 23,305,614 issued and 19,490,614 outstanding, and 5,000,000 shares of series A convertible preferred stock authorized of which there are 0 shares issued and outstanding.

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

DLT Resolution, Inc.

By:	/s/ John Wilkes	/s/ John Wilkes
	John Wilkes	John Wilkes
	President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)	(Principal Financial Officer)

	October 10, 2018	October 10, 2018

