Form 10-Q
period 2018-09-30
DLT Resolution Inc.
filed 2018-11-19
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-148546

DLT RESOLUTION, INC
(Exact name of registrant as specified in its charter)

Nevada	20,8248213
(State of Incorporation)	(I.R.S. Employer Identification No.)

5940 S. Rainbow Blvd., Ste 400-32132, Las Vegas, NV	89118
(Address of principal executive offices)	(Zip Code)

(702) 796-6363

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of November 17, 2018, 24,982,537 shares of the registrant’s Common Stock, $0.0001 par value, were issued and 21,699,794 were outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2018 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2018

PART I

FINANCIAL INFORMATION

Item 1: Financial Statements

DLT RESOLUTION, INC

Unaudited Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash	$29,498	$8,609
Accounts receivable, net of allowance for doubtful accounts	53,432	-
Related party receivable	35,143	-
Total current assets	118,073	8,609

Equipment, net of accumulated depreciation	19,241	-
Intangible assets, net of accumulated amortization	1,078,768	115,944
Goodwill	632,721	-
Investments	363	-

Total assets	$1,849,166	$124,553

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$103	$7
Accounts payable and accrued liabilities	155,361	26,415
Accounts payable, related party	27,898	55,000
Interest payable, related party	25,026	19,545
Dividends payable	28,941	26,697
Related party payables	22,898	44,679
Current notes payables, related party	81,500	81,500
Derivative liability	-	20,328
Convertible notes payable, net of discounts of $0 and $6,916	-	4,900
Total current liabilities	341,727	279,071

Notes payable, net of current portion	5,000	5,000
Other long term liability	830,129	-

Total liabilities	1,176,856	284,071

Stockholders' equity (deficit)
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; 0 and 25,000 issued and outstanding at September 30, 2018 and December 31, 2017	-	25,000
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; 64,000 and 0 issued and outstanding at September 30, 2018 and December 31, 2017	64,000	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 24,855,614 and 21,572,871 issued; 19,490,614 and 17,757,871 outstanding at September 30, 2018 and December 31, 2017	24,856	21,573
Additional paid in capital	4,276,865	3,129,894
Other comprehensive income	(237,247)	16
Treasury stock, 3,815,000 shares	(5,300)	(5,300)
Accumulated deficit	(3,673,066)	(3,394,701)
Total DLT Resolution, Inc. stockholders' equity (deficit)	450,108	(159,518)
Non-controlling interest	222,202	-
Total equity (deficit)	672,310	(159,518)

Total liabilities and stockholders' equity (deficit)	$1,849,166	$124,553

See accompanying notes to unaudited consolidated financial statements.

DLT RESOLUTION, INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$207,838	$-	$575,191	$-
Cost of revenue	88,944	-	209,477	-
Gross margin	118,894	-	365,714	-

Operating expenses
General and administrative	200,219	578	402,002	6,419
Professional fees	67,528	3,121	146,147	14,879
Total operating expenses	267,747	3,700	548,149	21,298

Income (loss) from operations	(148,853)	(3,700)	(182,435)	(21,298)

Other income (expense)
Bad debt expense	(132,571)	-	(132,571)	-
Other income	-	-	-	26,306
Other expense	(1)	-	(213)	-
Gain (loss) on change in fair market value of derivative liability	-	(63,886)	(2,427)	(63,445)
Interest income	253	-	253	-
Interest (expense)	(1,869)	(5,218)	(2,939)	(14,208)
Total other income (expense)	(134,188)	(69,104)	(137,897)	(51,347)

Net loss	$(283,041)	$(72,804)	$(320,332)	$(72,645)
Loss attributable to non-controlling interest	50,514	-	(44,211)	-
Net loss attributable to DLT Resolution, Inc.	$(232,527)	$(72,804)	$(276,121)	$(72,645)

Preferred stock dividends declared	-	-	(2,244)	-
Net loss attributable to common shareholders	$(232,527)	$(72,804)	$(278,365)	$(72,645)

Net loss per basic and diluted shares outstanding	$(0.01)	$(0.05)	$(0.01)	$(0.04)
Weighted average basic and diluted shares outstanding	19,082,395	1,539,176	19,659,092	2,004,034

See accompanying notes to unaudited consolidated financial statements.

DLT RESOLUTION, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(283,041)	$(72,804)	$(320,332)	$(72,645)

Other comprehensive loss
Foreign currency translation adjustment	(108,215)	-	(237,263)	-
Total other comprehensive loss	(108,215)		(237,263)	-

Comprehensive loss	$(391,256)	$(72,804)	$(557,595)	$(72,645)

See accompanying notes to unaudited consolidated financial statements.

DLT RESOLUTION, INC

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$(320,332)	$(72,645)
Adjustments to reconcile net loss to net cash used in operating activities
Forgiveness of debt	-	(26,306)
Loss on investment mark to market	213	-
Depreciation and amortization expense	137,092	-
Bad debt expense	132,570	4,900
Loss on change in fair market value of derivative liability	2,427	63,445
Excess fair market value of derivative liability charged to interest		448
Expenses paid on behalf of the company by related parties	-	6,420
Changes in operating assets and liabilities
Accounts receivable	(19,864)	-
Related party receivable	(35,233)
Interest payable, related party	5,481	-
Accounts payable and accrued liabilities	79,255	23,738
Accounts payable, related party	(27,102)	-
Net cash used in operating activities	(45,493)	-

Net cash used in investing activities
Purchase of investments	(577)	-
Purchase of equipment	(6,015)	-
Net cash paid for business combination	(9,400)	-
Net cash used in investing activities	(15,992)	-

Cash flows from financing activities
Proceeds from bank overdraft	126	-
Proceeds from related party payables	23,667	-
Payments to related party	(45,748)	-
Repayments of convertible note payable	(4,900)
Loans to subsidiary	(10,944)
Proceeds from the sale of common stock	153,500	-
Net cash provided by financing activities	126,645	-

Net change in cash	65,160	-
Effect of exchange rate on cash	(44,271)	-
Cash at beginning of period	8,609	-
Cash at end of period	$29,498	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Preferred dividend declared	$2,244	$-
Other long term liability entered into for acquisition of AJD Data Services	$601,216	$-
Common shares issued for acquisition of AJD Data Services	$360,729	$-
Common shares issued in exchange for preferred shares	$25,000	$-
Common shares issued for business combination	$588,270	$-
Payable entered into for business combination	$177,899	$-
Forgiveness of related party convertible note payable	$-	$2,634
Forgiveness of related party interest payable	$-	$606
Forgiveness of convertible note payable	$-	$23,783
Forgiveness of note payable	$-	$600
Forgiveness of interest payable	$-	$1,923
Common shares issued in exchange for note payable principal	$-	$250,000
Accounts payable entered into for intangible asset	$-	$55,000
Accounts payable paid by related party	$-	$3,425
Accounts payable paid by convertible noteholder	$-	$4,900

See accompanying notes to unaudited consolidated financial statements.

DLT RESOLUTION, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2018

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

During the nine months ended September 30, 2018, the Company completed its acquisitions of A.J.D. Data Services (“A.J.D.”) and 1922861 Ontario Inc. (“Ontario”). See Note 9 – Acquisition of A.J.D. Data Services and Note 10 – Acquisition of 1922861 Ontario Inc. Both acquisitions were considered business combinations under ASC 805 “Business Combinations.” The acquisition of A.J.D. was a stock-for-stock exchange resulting in the Company owning 80% of A.J.D. As such, A.J.D. is deemed to be a subsidiary of the Company, and the results and operations of A.J.D. are consolidated with the Company from the date of acquisition forward. The acquisition of Ontario involved the Company purchasing various assets and processes from Ontario. These assets and the results of operations therefrom have been integrated into the Company’s operating subsidiary, DLT Resolution Corp., and reported by the Company from the acquisition date forward. The Company did not acquire any debt or equity ownership in Ontario. As such, Ontario is not deemed to be a subsidiary of the Company.

Note 2 - Going Concern

The Company had an accumulated deficit of $3,673,066 and a working capital deficit of $223,654 as of September 30, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At September 30, 2018, there were no uncertain tax positions that require accrual.

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sales of services and products. The Company closely monitors the collectability of outstanding accounts receivable and provides an allowance for doubtful accounts based on estimated collections of outstanding amounts. The Company had accounts receivable of $185,662 and $0 and an allowance for doubtful accounts of $132,230 and $0 as of September 30, 2018 and December 31, 2017, respectively.

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

Software Development Costs, Customer Relationships, Non-Compete, Domain Name and Amortization

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20. Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to general and administrative expenses. Net capitalized software development costs (included in intangible assets) totaled $149,133 (acquired via issuance of $64,000 of Series B Preferred Stock and $55,000 in accounts payable) at September 30, 2018 and December 31, 2017, respectively. A non-compete agreement, domain name, goodwill, website, customer list and developed technology totaling $1,047,152, were acquired via the acquisition of 1922861 Ontario Inc as an asset purchase via issuance of 500,000 restricted common shares. Amortization expense totaled $52,436 and $0 and $134,942 and $0 for the three and nine months ended September 30, 2018 and 2017, respectively.

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

As of September 30, 2018 and December 31, 2017, the Company had 0 and 25,000 shares, respectively, of Series A Preferred Stock issued and outstanding, which were convertible into 0 and 25,000 shares, respectively, of the Company’s common stock. Also, as of September 30, 2018 and December 31, 2017, the Company had 64,000 shares of Series B Convertible Preferred Stock issued and outstanding, which were convertible into 12,800 shares of the Company’s common stock. As of December 31, 2017, there was a convertible note outstanding that could convert to a total of 490,000 common shares. As of September 30, 2018, the Company had committed 2,625,000 common shares for issuance as part of the acquisition of A.J.D. Data Services (see Note 9 – Acquisition of A.J.D. Data Services). Also, as of September 30, 2018 there was a potential earn out of an additional 1,000,000 restricted common shares of stock from the acquisition of 1922861 Ontario Inc (see Note 10 – Acquisition of 1922861 Ontario Inc).

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

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of .775151 and .774954 in effect at the balance sheet dates of September 30, 2018 and December 31, 2017, respectively. Statements of operations amounts have been translated using the annual weighted average exchange rates of .765195 and .777145 for the three and nine months ended September 30, 2018, and .797763 and .765623 for the three and nine months ending September 30, 2017 there were no balances or transaction in CAD in 2017.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes the guidance in ASC 840, ”Leases.” The purpose of the new standard is to improve transparency and comparability related to the accounting and reporting of leasing arrangements. The guidance will require balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Modified retrospective application is required. Early adoption is permitted. The Company does not expect the standard to have a material impact on its consolidated balance sheets or consolidated statements of operations.

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

Note 4 - Related Party Transactions

No salaries were paid to directors or executives during the periods ended September 30, 2018 or 2017.

During the nine months ended September 30, 2018, the Company had payments of $45,748 to related parties and had proceeds on outstanding payables from other related parties of $23,667. The related party payables and receivables to and from the Company are unsecured and due on demand. The related party receivables come from a subsidiary payment to an individual shareholder of that subsidiary. There was $35,143 and $0 receivable from related parties as of September 30, 2018 and December 31, 2017, respectively. There was $22,898 and $44,679 due to related parties as of September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018, the Company also made payments for services rendered by related parties totaling $27,940, resulting in balances owed for such services of $27,898 and $55,000 at September 30, 2018 and December 31, 2017.

See Note 6 for Related Party Notes Payable.

Note 5 – Stockholders’ Equity

Series A Convertible Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.10 per share.

During the nine months ended September 30, 2018, the Company accepted the conversion of 25,000 shares of Series A Convertible Preferred Stock in exchange for 25,000 shares of common stock.

There were 0 and 25,000 shares of series A convertible preferred stock issued and outstanding as of September 30, 2018 and December 31, 2017, respectively. Additionally, the Company had accrued dividends payable on series A convertible preferred stock totaling $28,941 and $26,697 at September 30, 2018 and December 31, 2017, respectively.

Series B Convertible Preferred Stock

The Company is authorized to issue up to 500,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.20 per share.

There were 64,000 shares of series B convertible preferred stock issued and outstanding as of September 30, 2018 and December 31, 2017.

Common Stock

The authorized common stock of the Company consists of 275,000,000 shares and carries a par value of $0.001. During the year ended December 31, 2014, the Company bought back 380,000 post-split shares of common stock into treasury from a former officer for $100. The shares are being carried as treasury shares as reflected on the balance sheet.

During the year ended December 31, 2017, the Company issued a $5,000 note payable and $200 related party payable for a total of 3,777,000 outstanding common shares which are carried as treasury stock. There were 3,815,000 common shares held as treasury stock as of September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018, the Company issued 618,855 common shares for cash proceeds of $153,500; 1,575,000 common shares valued at $360,729 for the acquisition of A.J.D. Data Services; 1,000,000 common shares valued at $588,270 for the acquisition of 1922861 Ontario Inc; 25,000 common shares for the conversion of 25,000 shares of Series A Convertible Preferred Stock and 63,888 common shares for rounding differences from the effect of a reverse stock split effected during the year ended December 31, 2017.

There were 24,855,614 and 21,572,871 common shares issued and 19,490,614 and 17,757,871 outstanding at September 30, 2018 and December 31, 2017, respectively.

Note 6 – Notes Payable

Related Party

During the year ended December 31, 2015, the Company entered into a note payable with a related party as a settlement for payment of consulting services provided valued at $350,000. The note carries interest of 9% compounded annually and was due on November 19, 2016. During the year ended December 31, 2016, the Company issued 50,000 shares of series A convertible preferred stock as repayment of $31,500 of accrued interest and $18,500 of outstanding principal. Additionally, on January 31, 2017, the Company issued 1,250,000 shares of common stock as repayment of $250,000 of principal. There was $81,500 and $81,500 of principal and $25,026 and $19,545 of accrued interest due as of September 30, 2018 and December 31, 2017.

Non – Related Party

On August 1, 2017, the Company entered into a note payable with an unrelated party to purchase common stock held by the unrelated party. The note is due on July 1, 2019 and bears no interest. There was $5,000 and $5,000 due as of September 30, 2018 and December 31, 2017.

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

This note was repaid in full in May 2018 (Note 8) and there was $0 and $4,900 of principal and $0 and $3,048 of accrued interest due as of September 30, 2018 and December 31, 2017, respectively, which is included in “accounts payable and accrued liabilities” on the balance sheet. See Note 8 – Derivative Liability for explanation of related derivative liability derived from variable conversion rate.

Note 8 – Derivative Liability

As of September 30, 2018 and December 31, 2017, Company had a derivative liability balance of $0 and $20,328 on the balance sheets and recorded losses of $0 and $63,886 from derivative liability fair value adjustments during the three months ended September 30, 2018 and 2017 and a loss of $2,427 and $63,445 from derivative liability fair value adjustments for the nine months ended September 30, 2018 and 2017. The derivative liability activity comes from convertible notes payable as follows:

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

The convertible note was repaid in full on May 22, 2018, on which date the Company determined the derivative’s fair value to be $22,775, which was written off to additional paid-in capital and resulted in a $2,427 net loss from change in fair value for the nine months ended September 30, 2018. The fair value of the embedded derivatives for the notes was determined using a Black Scholes valuation model based on the following assumptions: (1) expected volatility of 338%, (2) risk-free interest rate of 2.13%, and (3) expected life of 0.50 of a year.

Note 9 – Acquisition of A.J.D. Data Services

On January 21, 2018, the Company entered into and closed the transactions contemplated by the definitive stock purchase agreement and plan of re-organization by and among the Company, A.J.D. Data Services Ltd., a limited liability company organized under the laws of Ontario (“A.J.D.”), the stockholders of A.J.D. and other parties signatory thereto to acquire 80 shares, representing 80% of the issued and outstanding capital stock of A.J.D. for 525,000 restricted common shares of the Company valued at $120,243. The first milestone earnout was met on September 21, 2018 resulting in additional 1,050,000 restricted common shares of the Company valued at $240,486. A.J.D. is focused on document imaging, telemarketing, data entry, document management and all other back-end functions. The acquisition is intended to be part of a tax-free share-for-share exchange which will see DLT Resolution issuing restricted common shares on closing and an additional 2,625,000 restricted common shares upon meeting the following milestones:

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, equipment, customer relationships, software, domain names and non-compete agreements) and liabilities assumed (accounts payable and related party payable) at fair value as of the acquisition date. The carrying values of cash, accounts receivable, accounts payable and related party payable were deemed to be fair value as of the acquisition date. The Company determined the fair value of the equipment to be historical net book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. The allocation of the excess purchase price is not final and the amounts allocated to intangible assets are subject to change pending the completion of final valuations of certain assets and liabilities. Under the purchase agreement, the Company issued 525,000 shares of common stock valued at $120,243 and committed to issue an additional 3,675,000 shares of common stock at certain milestones which was determined to have a fair value of $841,702 in exchange for a 80% interest. The estimated fair value of the common stock to be issued of $841,702 is now broken into two parts on the balance sheet $601,216 which is shown as part of the “other long term liability” on the face of the balance sheet and stock that was issued in the third quarter totaling $240,486 as part of reaching a milestone. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

From the period of acquisition on January 21, 2018 to September 30, 2018, A.J.D. generated total revenues of $528,617.

Note 10 – Acquisition of 1922861 Ontario Inc.

Acquisition of Operating Assets

On April 12, 2018, the Company entered into and closed the transactions contemplated by the definitive asset purchase agreement and plan of re-organization by and among the Company, 1922861 Ontario Inc. a corporation organized under the laws of Ontario (“ 1922861 Ontario Inc. ”), the stockholders of 1922861 Ontario Inc. and other parties signatory thereto to acquire all the operating assets of 1922861 Ontario Inc. for 500,000 restricted common shares of DLT Resolution valued at $275,000, and a payment of CAD $19,200 to 1922861 Ontario’s supplier. On September 21, 2018 the 1922861 Ontario Inc acquisition reached the first milestone and received another 500,000 restricted commons shares of DLT Resolution valued at $313,270. The acquisition is considered a business combination for accounting purposes under ASC 805, and resulted in the integration of 1922861 Ontario Inc.’s operating assets and processes into the Company’s Canadian subsidiary DLT Resolution Corp.

In addition to the consideration on closing, an additional 500,000 restricted common shares may potentially be issued upon meeting the following milestone:

•	500,000 shares will be issued upon the acquired base generating CAD $500,000 in cumulated gross sales with a 10% pre-tax profit.

The Company has allotted 24 months to achieve this milestone. There is full acceleration to allow for full vesting as quickly as the cumulative sales milestones are reached. Share issuances will be issued under reliance of appropriate exemptions from registration with the Securities & Exchange Commission and will contain substantial resale restrictions.

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

Note 11 – Concentrations of Revenue

During the nine months ended September 30, 2018, six customers accounted for 45% of the Company’s total revenue, however the Company does not consider this to be concentrations of receivables.

Note 12 – Commitments and Contingencies

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

Note 13 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined the following transaction requires

On October 2, 2018 the Company sold 126,924 restricted common shares in a private transaction for gross proceeds of $82,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Shareholders’ Equity General

DLT Resolution Inc. (“The Company”) was incorporated on January 17, 2007, under the laws of the State of Nevada. The principal offices are located at 5940 S. Rainbow Blvd, Ste 400-32132, Las Vegas, NV 89118. The telephone number is 1 (702) 796-6363. The Company has never declared bankruptcy or been in receivership. The only legal action or proceeding to which the Company has been a party is a claim filed on August 4, 2018 against the Company by a minority shareholder and former officer of the Company’s 80% subsidiary, A.D.J. Data Services. The claim alleges damages in the amount of CAD $650,000, but Management is of the belief that this claim is frivolous and without merit and is retaining counsel to defend this action and counter-claim for damages. See Note 12 - Commitments and Contingencies for further details.

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

As a result of the business combination with 1922861 Ontario Inc. in the second quarter of 2018, our business now includes vital customers within the Resolution Telecom business. The Resolution Telecom business has been providing a wide range of innovative solutions that are reliable, scalable and flexible to hundreds of Canadian businesses for more than two decades. The Company’s infrastructure solutions are delivered as a monthly service with substantial flexibility in the packaging and the delivery to ensure the solution is one that best meets each business’s needs.

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

Expansive Voice Portfolio - Traditional and Hosted IP. The Company’s feature-rich Hosted PBX platform eliminates the cost and complexity of owning and maintaining a traditional premise-based system.

Hosted PBX is an advanced, fully hosted, and managed service that is continually upgraded to support market leading business productivity features for all customers.

Research and Development Expenditures

In 2017, the Company incurred costs of $55,000 in its development efforts of its online Health Information Exchange portal which was launched live in late 2017. The Company has also incurred an additional $64,000 in development expenses on utilizing a Distributed Ledger Technology “Blockchain” solution for placing health information on this platform during the fourth quarter of 2017. Management anticipates further research and development expenses as it creates new applications using Blockchain technology.

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

Data Privacy

Provable privacy protects clients’ data from being visible to unauthorized parties in compliance with all of today’s HIPPA requirements

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

Results of Operations

Revenues

Revenues during the three and nine months ended September 30, 2018 and 2017 were $207,838 and $0 and $575,191 and $0, respectively. Additionally, cost of revenues during the three and nine months ended September 30, 2018 and 2017 were $88,944 and $0 and $209,477 and $0, respectively. The increase in revenue and cost of revenue is the result of the Company’s acquisitions of A.J.D. Data Services and 1922861 Ontario Inc.

Operating Expenses

Total operating expenses were $267,747 and $3,700 and $548,149 and $21,298 during the three and nine months ended September 30, 2018 and 2017, respectively. The increase in operating expenses relates to the Company incurring additional general office expenses during the current period as it executed its business plan and acquired A.J.D. Data Services and 1922861 Ontario Inc, whereas the Company was stagnant in the prior period.

Other Income (Loss)

The Company had net other expense of $134,188 during the three months ended September 30, 2018 compared to net other expense of $69,104 during the three months ended September 30, 2017. The increase is due to bad debt expense of $132,571 that was identified during the three months. The Company had net other expense of $137,897 during the nine months ended September 30, 2018 compared to net other expense of $51,347 during the nine months ended September 30, 2017.

Net Income

The Company had net losses of $283,041 and $72,804 during the three months ended September 30, 2018 and 2017 and a net loss of $320,332 and net loss of $72,645 during the nine months ended September 30, 2018 and 20117, respectively. The increase in the loss is due to large part to the bad debt expense of $132,571 that was identified in the three months ending September 30, 2018 as mentioned prior.

Liquidity and Capital Resources

As of September 30, 2018, we had $29,498 of cash, total current assets of $118,073 and current liabilities of $341,727 creating a working capital deficit of $223,654. Current assets consisted of cash of $29,498, related party receivable of $35,143, and accounts receivable, net of allowance of doubtful accounts of $53,432. Current liabilities as of September 30, 2018 consisted of $103 of bank overdrafts, $155,361 of accounts payable and accrued liabilities, $27,898 of accounts payable to related parties, $25,026 of interest payable to related parties, $22,898 of related party payables, $28,941 of dividends payable and notes payable of $81,500.

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

Cash Used in Operating Activities

Net cash used in operating activities was $45,493 during the nine months ended September 30, 2018 compared to $0 for the same period in 2017. The increase in cash used in operating activities is from an increase in the change in working capital during the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017.

Cash Used in Investing Activities

Net cash used in investing activities was $15,992 during the nine months ended September 30, 2018 compared to $0 for the same period in 2017. The increase in cash used in investing activities is from acquisitions and purchases of equipment that occurred during the nine months ended September 30, 2018 that were not present during the nine months ended September 30, 2017.

Cash from Financing Activities

During the nine months ended September 30, 2018, the Company generated $126,645 of cash from financing activities. Cash generated from financing activities was mostly comprised of $153,500 of total cash proceeds from the sale of common stock and proceeds from related parties totaling $23,667.

Going Concern

As of September 30, 2018, the Company has a working capital deficit of $223,654 and used $45,493 of cash in operations during the nine months ended September 30, 2018 which raises substantial doubt for the entity to be able to continue as a going concern.

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

Lawsuits

See Note 12 - Commitments and Contingencies.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 - Commitments and Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2018, the Company issued 618,855 common shares for cash proceeds of $153,500; 1,575,000 common shares valued at $360,729 for the acquisition of A.J.D. Data Services; 1,000,000 common shares for the acquisition of 1922861 Ontario Inc; 25,000 common shares for the conversion of 25,000 shares of Series A Convertible Preferred Stock and 63,888 common shares for rounding differences from the effect of a reverse stock split effected during the year ended December 31, 2017.

Description of Registrant’s Securities to be Registered

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently 24,855,614 issued and 21,572,871 outstanding, and 5,000,000 shares of series A convertible preferred stock authorized of which there are 0 shares issued and outstanding.

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

DLT Resolution, Inc.

By:	/s/ John Wilkes	/s/ John Wilkes
	John Wilkes	John Wilkes
	President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)	(Principal Financial Officer)

	November 19, 2018	November 19, 2018

