Form 10-K
period 2018-12-31
DLT Resolution Inc.
filed 2019-09-17
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-K

_________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of voting and non‑voting common equity held by non‑affiliates of the registrant as of June 29, 2018 was approximately $7,008,280 (based on a closing sale price of $0.49 per share as reported for the NASDAQ Global Select Market on June 29, 2018). For purposes of this calculation, shares of common stock held by officers, directors and their affiliated holders and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of September 04, 2019, 20,890,537 shares of the registrant’s Common Stock, $ 0.001 par value, were outstanding.

INDEX

DLT RESOLUTION, INC.

(FORMERLY HEMCARE HEALTH SERVICES, INC.)

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2019. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

General

DLT Resolution Inc. (formerly Hemcare Health Services Inc.) (“The Company”) was incorporated on January 17, 2007, under the laws of the State of Nevada. The principal offices are located at 5940 S. Rainbow Blvd, Ste 400-32132, Las Vegas, NV 89118. The telephone number is 1 (702) 796-6363. The Company has never declared bankruptcy and it has never been in receivership. Our fiscal year end is December 31.

Description of Business

DLT Resolution Inc. (“DLT”) currently operates in three high-tech industry segments: Blockchain Applications; Telecommunications; and Data Services which includes Image Capture, Data Collection, Data Phone Center Services, and Payment Processing. Its clients represent some of the top businesses from a variety of sectors. Additionally, the Company formed a wholly-owned Canadian subsidiary to carry on business in Canada on effective November 23, 2017 and acquired A.J.D. Data Services on January 21, 2018. The Company offers secure data management, Information Technology (IT) and other telecommunications services in Canada and the United States. DLT Resolution helps organizations that have invoices, ledgers, statements, applications, surveys, employee and customer rewards programs and a wide range of other non-core functions benefit from data management. DLT Resolution also operates a Health Information Exchange providing the ability to request and retrieve medical information & records while meeting all of today's Security & Compliance demands for HIPAA, PIPEDA and PHIPA. Through RecordsBank.org, the Company offers an easy to use online gateway to its centralized system for patients, lawyers and insurers to retrieve and access medical records. The Company is preparing to launch a Distributed Ledger Technology “Blockchain” version of the service placing electronic health records on this secure platform. The Company has finished making the “Blockchain” but has yet to launch the initiative yet. The Company expects to launch this initiative during the third calendar quarter of 2019.

As a result of the business combination with 1922861 Ontario Inc. in the second quarter of 2018 i.e. April 12, 2018, our business now includes vital customers within the Resolution Telecom business. The Resolution Telecom business has been providing a wide range of innovative solutions that are reliable, scalable and flexible to hundreds of Canadian businesses for more than two decades. The Company’s infrastructure solutions are delivered as a monthly service with substantial flexibility in the packaging and the delivery to ensure the solution is one that best meets each business’s needs.

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

Additionally, the Company formed a wholly owned Ontario subsidiary DLT Data Services Ltd. to carry on business in December 2018. However, no operations have been conducted in this subsidiary during the year ended December 31, 2018.

DLT operates in Canada through its wholly owned subsidiary DLT Resolution Corp., its majority owned subsidiary A.J.D. Data Services Ltd. and a wholly owned subsidiary DLT Data Services Ltd. formed in December 2018.

Additionally, on January 14, 2019, the Company sold 70 of the 80 shares purchased in A.J.D. Data Services Ltd and the Company will continue to hold a 10% interest in AJD Data.

Employees

Currently there are 8 employees of the Company through its wholly owned subsidiaries. Management works at the pleasure of the board and for the foreseeable future, additional work on its development efforts are to be contracted out.

Research and Development Expenditures

During the year ended December 31, 2018, the Company has not incurred any research expenses.

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

Health Information Exchange

DLT Resolution owns RecordsBank.org, a Centralized System for Patients, Lawyers & Insurers to retrieve and access Medical Records. The centralized system and portal is a cloud-based PIPEDA & HIPAA compliant network of Providers and Record Requestors. Utilizing a secure platform, providers will be able to securely exchange records electronically with third-party requestors. Health care providers with proper authorization can also share records with each other. The system works on a fee per record basis with future plans of licensing medical data, stripped of identifiers for medical research.

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

ITEM 3  LEGAL PROCEEDINGS.

In August 04, 2018, the Company was served with a Statement of Claim in Ontario Canada for breach of contract and wrongful dismissal. As at September 05, 2019, the parties to the litigation have agreed to a settlement in principal. See Note 15. On March 29, 2019 the Company was served with a Statement of Claim from the owner of the property where AJD leased space. See subsequent events.

ITEM 4 MINE SAFETY DISCLOSURES.

None

PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol DLTI. The stock trades are limited and sporadic; there is no established public trading market for our common stock.

Dividends

We declared $0 and $ 1,249 of dividends on preferred stock during the years ended December 31, 2018 and 2017.

Securities Authorized for Issuance under Equity Compensation Plans

There is no stock option plan in place for the company.

Recent Sales of Unregistered Securities

There was no sale of unregistered securities during the year ended December 31, 2018.

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

Securities issued in 2018

During the year ended December 31, 2018 the Company converted 25,000 shares of Series A Preferred stock in exchange for 25,000 shares of common stock; 745,778 shares of common stock for $236,000 in cash; 2,575,000 shares of common stock issued for acquisitions of AJD & Ontario Inc. 63,888 common shares for rounding differences from the effect of a reverse stock split effected during the year ended December 31, 2017.

ITEM 6 SELECTED FINANCIAL DATA.

Summary of Financial Data

	December 31, 2018	December 31, 2017
Revenues	$227,343	$2,423

Operating Expenses	$351,724	$38,720

Earnings (Loss)	$(329,282)	$(44,687)

Total Assets	$1,299,125	$124,553

Liabilities	$562,278	$284,071

Stockholders’ Equity (Deficit)	$736,847	$(159,518)

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of DLT Resolution Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Critical Accounting Policies

Use of Estimates

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the year ended December 31, 2018.

Revenue Recognition

Revenue is recognized when persuasive evidence of an agreement exists, the price is fixed or determinable, goods are delivered, or services performed and collectability is reasonably assured.

Going concern

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has limited cash, an accumulated deficit of $3,595,912 and is doubtful to recover $329,815 (CAD 450,000) of the note receivable received against the subsequent sale of its subsidiary. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

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

Plan of Operations

Liquidity and Capital Resources. As of December 31, 2018, we had $12,908 of cash on hand and total liabilities of $562,278. We must secure additional funds in order to continue our business. We were required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees and may be required to secure additional financing to fund future filings. We believe that we will be able to obtain this loan from a current shareholder of the Company; however, we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $60,000 for the year ending December 31, 2019). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. Total operating expenses were $351,724 during the year ended December 31, 2018 compared to $38,720 during the year ended December 31, 2017. The increase in operating expenses relates to the Company incurring additional general office expenses during the current period as it executed its business plan and acquired A.J.D. Data Services and 1922861 Ontario Inc, whereas the Company was stagnant in the prior period.

Other Income (Expense): Other Income (Expenses) totaled $20,648 during the year ended December 31, 2018 compared to ($8,011) during the year ended December 31, 2017.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

On January 24, 2019, Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah resigned as its independent registered accounting firm and on January 24, 2019 the Company engaged AJSH & Co LLP as its new independent registered accounting firm.

Since the appointment of Heaton & Company as our independent registered accounting firm through present, which included the audit of our financial statements for the year ended December 31, 2017, there were (i) no disagreements between the Company and Heaton & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of Heaton & Company, would have caused Heaton & Company to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Heaton and Company with a copy of this Form 8-K and requested that Heaton & Company furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Heaton & Company agrees with the above statements. A copy of such letter, dated January 29, 2019, is attached as Exhibit 16.1.

During year ended December 31, 2017, and in the subsequent interim period through to present, the Company has not consulted with AJSH & Co LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Heaton & Company concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Disclaimer: This filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These forward-looking statements are based largely on the expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond the control of management. Therefore, actual results could differ materially from the forward-looking statements contained in this press release. Additional information respecting the factors that could materially affect the Company and its operations are contained in its annual report on Form 10-K, Form 10-Q’s, 8-K’s and other periodic reporting as filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statement.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In assessing the effectiveness of our internal control over financial reporting as of December 31, 2018, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2018 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2018 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

•	Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

•	Representative with Financial Expertise — For the year ending December 31, 2018, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

•	Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

•	Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION.

None.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their respective age as of December 31, 2018 are as follows:

Director:

Name of Director	Age
John Wilkes	57

Executive Officer:

Name of Officer	Age	Office
John Wilkes	57	President, CEO and CFO

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

John Wilkes

Mr. Wilkes, M.B.A., C.P.A., C.A. (57) earned his C.A. designation with Price Waterhouse in Toronto, Canada. Since 2005, Mr. Wilkes has been an Independent Investment Management Professional, making private investments in both private and public companies that, for the most part, have their core business in the environmental space.

 Significant Employees

We employ one non-officer, Steve Benham who makes significant contributions to the Company. John Wilkes is an officer and Director and Dan Cullen is the Chief Technology Officer (CTO) of the Company.

Corporate Governance

Nominating Committee. We have not established a Nominating Committee because of our limited operations; and because we have only two officers, as mentioned above which are John Wilkes and Dan Cullen and one director who is John Wilkes, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee. We have not established an Audit Committee because of our limited operations; and because we have only two officers and one director, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.

Code of Ethics. We have not adopted a Code of Ethics for our principal executive and financial officers.

ITEM 11 EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
John Wilkes Director	2018	0	0	0	0	0	0	0
John Wilkes Director	2017	0	0	0	0	0	0	0

There has been no cash payment outside of the amounts above paid to the individuals above for services rendered in all capacities to us for the year ended December 31, 2018 and 2017. Minimal compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the year ended December 31, 2018 and 2017.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to the Company to own more than 5% of the outstanding common stock as of December 31, 2018 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial Owner	Number of Shares Owned	Percent Ownership
Mind Tech Group	5,000,000	24%
John Wilkes	4,003,000	19%
Total	9,003,000	43%

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2018, there were no other material transactions between the Company and any Officer, Director or related party that has not been disclosed in footnote 4 to the financial statements. Additionally, there are no Officers, Directors or other related parties that since the date of incorporation had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the years ended December 31, 2018 and 2017, the Company incurred auditing expenses of approximately $16,000 and $9,275. There were no other audit related services or tax fees incurred.

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

/s/ John Wilkes	/s/ John Wilkes
John Wilkes	John Wilkes
President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)

September 16, 2019	September 16, 2019

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Consolidated Financial Statements

December 31, 2018 and 2017

F-1

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Consolidated Financial Statements

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

DLT Resolution Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DLT Resolution Inc. (the “Company”) as of December 31, 2018, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt about the Company Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has the limited cash, an accumulated deficit of $3,595,912 and is doubtful to recover $329,815 of the note receivable received against the subsequent sale of its subsidiary. These conditions raise substantial doubt about the Company ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty were also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AJSH & Co LLP

We have served as the Company’s Auditor since the year 2019.

New Delhi, India

September 16, 2019

PINNACLE ACCOUNTACY GROUP OF UTAH

A dba of HEATON AND COMPANY, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

1438 N. HIGHWAY 89 STE. 120

FARMINGTON, UTAH 84025

__________________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DLT Resolutions Inc. (formerly Hemcare Health Services Inc.)

Las Vegas, Nevada

Opinion on the Financial Statements

We have audited the accompanying balance sheet of DLT Resolutions Inc. (formerly Hemcare Health Services Inc.) (the Company) as of December 31 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

April 10, 2018

Farmington Office:	Members of the AICPA and UACPA	Ogden Office:
1438 North Highway 89, Ste. 120	www.pinncpas.com	3590 Harrison Blvd. Ste. GL-2
Farmington, UT 84025		(801) 399-1183
(801) 447-9572		Ogden, UT 84403

DLT RESOLUTION, INC

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Consolidated Balance Sheets

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$12,908	$8,609
Accounts receivable	12,217	-
Assets held for sale	656,735	-
Total current assets	681,860	8,609

Intangible assets, net of accumulated amortization	460,491	115,944
Goodwill	156,774	-

Total assets	$1,299,125	$124,553

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$-	$7
Accounts payable and accrued liabilities	48,921	26,415
Accounts payable, related party	40,000	55,000
Interest payable, related party	26,875	19,545
Dividends payable	-	26,697
Related party payables	17,713	44,679
Current notes payables, related party	81,500	81,500
Derivative liability	-	20,328
Convertible notes payable, net of discounts of $0 and $6,916	-	4,900
Liabilities held for sale	146,127	-
Total current liabilities	361,136	279,071

Notes payable, net of current portion	5,000	5,000
Other long term liability	196,142	-

Total liabilities	562,278	284,071

Stockholders' equity (deficit)
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; 0 and 25,000 issued and outstanding at December 31, 2018 and December 31, 2017	-	25,000
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; 64,000 and 64,000 issued and outstanding at December 31, 2018 and December 31, 2017	64,000	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 24,982,537 and 21,572,871 issued; 21,167,537 and 17,757,871 outstanding at December 31, 2018 and December 31, 2017	24,983	21,573
Additional paid in capital	4,192,678	3,129,894
Other comprehensive income	(37,688)	16
Treasury stock, 3,815,000 shares	(5,300)	(5,300)
Accumulated deficit	(3,595,912)	(3,394,701)
Total equity (deficit) attributable to parent	642,760	(159,518)

Non-controlling interest	94,087	-
Total stockholder’s equity (deficit)	736,847	(159,518)

Total liabilities and stockholders' deficit	$1,299,125	$124,553

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Consolidated Statements of Operations

	Year ended December 31,
	2018	2017
Revenue	$227,343	$2,423
Cost of revenue	108,401	379
Gross margin	118,942	2,044

Operating expenses
General and administrative	205,109	14,369
Professional fees	146,615	24,351
Total operating expenses	351,724	38,720

Income (loss) from operations	(232,782)	(36,676)

Other income (expense)
Other income	31,834	26,306
Gain/(loss) on change in fair market value of derivative liability	(2,427)	(14,980)
Foreign exchange gain/(loss)	(3,992)	-
Interest expense	(4,767)	(19,337)
Total other income (expense)	20,648	(8,011)

Net loss from continuing operations	$(212,134)	$(44,687)

Loss from discontinued operations	$(117,148)	$-

Net income (loss)	$(329,282)	$(44,687)

Preferred stock dividends declared	-	(1,249)
Net loss attributable to common stockholders	(329,282)	(45,936)

Loss from continued operations per common share, basic and diluted	$(0.01)	$(0.00)
Loss from discontinued operations per common share, basic and diluted	$(0.01)	$(0.00)
Net loss from operations per common share, basic and diluted	$(0.02)	$(0.00)
Weighted average basic shares outstanding	19,263,408	18,571,882
Weighted average diluted shares outstanding	19,263,408	18,571,882

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC.

 (FORMERLY HEMCARE HEALTH SERVICES INC.)

Consolidated Statements of Comprehensive Loss

	Year ended December 31,
	2018	2017
Net income (loss)	$(329,282)	$(44,687)

Other comprehensive loss
Foreign currency translation adjustment	(35,425)	(8)
Total other comprehensive loss	(35,425)	(8)

Comprehensive income (loss)	$(364,707)	$(44,695)

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Statement of Changes in Stockholders' Deficit

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Other comprehensive	Treasury	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income	Stock	Deficit	Interest	Total
Balance, December 31, 2016	-	-	-	-	27,333,221	27,333	2,859,164	24	(100)	(3,348,765)	-	(462,344)

Series A preferred stock issued in exchange for common stock	25,000	25,000	-	-	(241,700)	(242)	(24,758)	-	-	-	-	-
Series B preferred stock issued for intangible asset	-	-	64,000	64,000	-	-	-	-	-	-	-	64,000
Common shares issued in exchange for note payable principal	-	-	-	-	1,250,000	1,250	248,750	-	-	-	-	250,000
Common shares issued in exchange for related party payable	-	-	-	-	345,350	346	34,190	-	-	-	-	34,536
Common shares rescinded	-	-	-	-	(7,114,000)	(7,114)	7,114	-	-	-	-	-
Forgiveness of related party convertible note payable	-	-	-	-	-	-	2,634	-	-	-	-	2,634
Forgiveness of related party interest payable	-	-	-	-	-	-	2,300	-	-	-	-	2,300
Forgiveness of related party payable	-	-	-	-	-	-	500	-	-	-	-	500
Related party note payable entered into for purchase of treasury stock	-	-	-	-	-	-	-	-	(100)	-	-	(100)
Notes payable entered into for purchase of treasury stock	-	-	-	-	-	-	-	-	(5,100)	-	-	(5,100)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(8)	-	-	-	(8)
Dividend declared on preferred stock	-	-	-	-	-	-	-	-	-	(1,249)	-	(1,249)
Net loss, year ended December 31, 2017	-	-	-	-	-	-	-	-	-	(44,687)	-	(44,687)
Balance, December 31, 2017	25,000	$25,000	64,000	$64,000	21,572,871	$21,573	$3,129,894	$16	$(5,300)	$(3,394,701)	-	(159,518)
			-	-
Issuance of common stock for cash proceeds	-	-	-	-	745,778	746	235,254	-	-	-	-	236,000
Dividends payable written back for preferred stock							26,697				-	26,697
Issuance of common stock for acquisitions			-	-	2,575,000	2,575	775,922	-	-	-	-	778,497
Stock split rounding			-	-	63,888	64	(64)	-	-	-	-	-
Foreign currency translation adjustment								(37,704)			2,279	(35,425)
Conversion of preferred stock to common stock	(25,000)	(25,000)	-	-	25,000	25	24,975	-	-	-	-	-
Non-controlling interest in acquisition										-	219,877	219,877
Net income, year ended December 31, 2018	-	-	-	-	-	-	-	-	-	(201,213)	(128,069)	(329,282)
Balance, December 31, 2018	-	$-	64,000	$64,000	24,982,537	$24,983	$4,192,678	$(37,688)	$(5,300)	$(3,595,912)	$94,087	$736,847

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC

Consolidated Statements of Cash Flows

	December 31,
	2018	2017
Cash flows from operating activities
Net (loss) income from continuing operations	$(212,134)	$(44,687)
Net (loss) from discontinued operations, net of income taxes	(220,263)	-
Adjustments to reconcile net loss to net cash used in operating activities
Gain on settlement of debt	-	(26,307)
Derivative liability written back	(22,755)	-
Amortization of debt discounts	-	4,900
Depreciation and amortization expense	88,142	3,056
Loss on change in fair market value of derivative liability	2,427	14,980
Excess fair market value of derivative liability charged to interest	-	448
Expenses paid on behalf of the company by related parties	-	19,418
Changes in operating assets and liabilities
Accounts receivable	2,629	-
Interest payable, related party	7,330	9,246
Accounts payable and accrued liabilities	14,594	19,617
Accounts payable, related party	(15,000)	-
Net cash provided/used in continuing operating activities	(134,767)	672
Net cash provided/used by discontinued operating activities	1,627	-
Net cash provided/used in operating activities	(133,140)	672

Net cash used in investing activities
Net cash paid for asset acquisition	(14,825)	-
Net cash used in continuing investing activities	(14,825)	-
Net cash provided/used in discontinued investing activities	(5,977)	-
Net cash used in investing activities	(20,802)	-

Cash flows from financing activities
Proceeds from related party payables	-	7,924
Payments to related party	(26,943)	-
Repayments of convertible notes payable	(4,900)	-
Proceeds from the sale of common stock	236,000	-
Net cash provided by continuing financing activities	204,157	7,924
Net cash provided/used in discontinued financing activities	3,718	-
Net cash provided by financing activities	207,875	7,924

Net change in cash	53,933	8,596
Effect of exchange rate on cash	(18,972)	13
Cash at beginning of period	8,899	-
Cash and cash equivalents of discontinued operations	$30,954	$-
Cash and cash equivalents of continued operations	$12,908	$8,609

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Common shares issued for acquisition of AJD Data Services	$360,585	$-
Common shares issued in exchange for preferred shares	$25,000	$-
Common shares issued for asset purchase	$417,815	$-
Other long term payable for Ontario Inc. acquisition	$196,142	$-
Forgiveness of related party convertible note payable	$-	$2,634
Forgiveness of related party interest payable	$-	$2,300
Forgiveness of related party payable	$-	$500
Initial measurement of derivative liability	$-	$4,900
Series A preferred stock issued in exchange for common stock	$-	$25,000
Series B preferred stock issued for intangible asset	$-	$64,000
Common shares issued in exchange for related party payable	$-	$34,536
Common shares issued in exchange for note payable principal	$-	$250,000
Accounts payable entered into for intangible asset	$-	$55,000
Accounts payable paid by related party	$-	$12,569
Accounts payable paid by convertible noteholder	$-	$4,900
Related party note payable entered into for purchase of treasury stock	$-	$200
Notes payable entered into for purchase of treasury stock	$-	$5,000
Preferred dividend declared	$-	$1,249

See accompanying notes to consolidated financial statements.

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 1 - Nature of Business

The Company was organized on January 17, 2007 (Date of Inception) under the laws of the State of Nevada, as DBL Senior Care, Inc. and subsequently changed its name to DLT Resolution Inc on December 4, 2017.

DLT Resolution Inc. (“DLT”) currently operates in three high-tech industry segments: Blockchain Applications; Telecommunications; and Data Services which includes Image Capture, Data Collection, Data Phone Center Services, and Payment Processing. The Company completed its acquisitions of A.J.D Data Services (“A.J.D”) as on January 21, 2018 and 1922861 Ontario Inc. (“Ontario”) as on April 12, 2018. See Note 9 – Acquisition of A.J.D. Data Services and Note 10 – Acquisition of 1922861 Ontario Inc. Both acquisitions were considered business combinations under ASC 805 “Business Combinations”.

The Company offers secure data management, Information Technology (IT) and other telecommunications services in Canada and the United States. Through its RecordsBank.org portal it operates a Health Information Exchange. DLT Resolution also operates a Health Information Exchange providing the ability to request and retrieve medical information and records while meeting all of today’s Security & Compliance demands for HIPAA, PIPEDA and PHIPA. The Company is preparing to launch a Distributed Ledger Technology “Blockchain” version of the service placing electronic health records on this secure platform. The Company has finished making the “Blockchain” but has yet to launch the initiative yet. The Company expects to launch this initiative during the third calendar quarter of 2019.

Previously, the Company’s business plan and objective through late 2016 was to focus on hemorrhoid medical procedures for which it entered into a license agreement to open hemorrhoid treatment centers and promote the Ultroid Hemorrhoid System globally. However, the Company under new Management, ceased that plan.

The Company has its distributed ledger technology architecture in place for electronic health records, it has opted to defer its plans for a utility token sale. A Utility Token allows a purchaser to exchange tokens for use of a utility, in this case using Records Bank in the capacity of any prospective stakeholder involved in the exchange of electronic heath records. Management’s decision to defer the sale is based on its judgement of market conditions for said sale. This will be done further down the road when the funds are available to produce the utility token sale.

DLT operates in Canada through its wholly owned subsidiary DLT Resolution Corp., its majority owned subsidiary A.J.D. Data Services Ltd. and a wholly owned subsidiary DLT Data Services Ltd. formed in December 2018. Additionally, on January 14, 2019, the Company sold 70 of the 80 shares purchased in A.J.D. Data Services Ltd and the Company will continue to hold a 10% interest in AJD Data.

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

At December 31, 2018, there were no uncertain tax positions that require accrual.

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 2 - Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sales of services and products. The Company closely monitors the collectability of outstanding accounts receivable and provide an allowance for doubtful accounts based on estimated collections of outstanding amounts.

Revenue Recognition

The Company follows ASC 606 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue upon the transfer of promised services to customers in amounts that reflect the consideration to which the Company expects to be entitled the transfer of services. The Company considers revenue earned when all the following criteria are met: (i) the contract with the customer has been identified, (ii) the performance obligations have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to the performance obligations, and (v) the performance obligations have been satisfied. The Company primarily generates revenues through the sale of products through its website and at industry tradeshows. The Company will be performing a modified retrospective adoption of ASC 606 and this retrospective adoption will have no material impact to the prior year amounts recorded as revenue.

During the year ended December 31, 2018, the Company generated revenues from the sale of general information technology services focused on telephone system set up. The Company generated revenues of $227,343 and $2,423 during the years ended December 31, 2018 and 2017, respectively. The increase in revenue is the result of the Company’s acquisitions of 1922861 Ontario Inc.

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

Intangible Assets

Intangible assets primarily consist of customer relationships, software, non-compete agreements and domain names. The Company amortizes, to cost of revenue and operating expenses, these definite‑lived intangible assets on a straight‑line basis over the life of the assets which range from five to seven years.

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

December 31, 2018 and 2017

Note 2 - Significant Accounting Policies (continued)

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassification had no effect on the reported results of operation.

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

Net Income (Loss) Per Share

Net loss per share is calculated in accordance with FASB ASC topic 260.Basic earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period, assuming conversion or exercise of all potentially dilutive securities outstanding during each reporting period presented. Potentially dilutive securities are not presented or used in the computation of diluted loss per share on the statement of operations for periods when the Company incurs net losses, as their effect would be anti-dilutive.

As of December 31, 2018, and December 31, 2017, the Company had 0 and 25,000 shares, respectively, of Series A Preferred Stock issued and outstanding, which were convertible into 0 and 25,000 shares, respectively, of the Company’s common stock. Also, as of December 31, 2018 and December 31, 2017, the Company had 64,000 shares of Series B Convertible Preferred Stock issued and outstanding, which were convertible into 12,800 shares of the Company’s common stock. As of December 31, 2018 there is a potential earn out of an additional 500,000 restricted common shares of stock from the acquisition of 1922861 Ontario Inc (see Note 10 – Acquisition of 1922861 Ontario Inc).

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 2 - Significant Accounting Policies (continued)

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

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of 0.732902 and 0.774954 in effect at the balance sheet dates of December 31, 2018 and December 31, 2017, respectively. Statements of operations amounts have been translated using the annual weighted average exchange rates of 0.772077 for the year ended December 31, 2018. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). There was $3,992 currency transaction losses recognized during the periods presented.

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash, prepaid expenses, accounts payable, accrued expenses, notes payable, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Unobservable inputs for the asset or liability that are supported by little or no market activity, and that are significant to the fair values.

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 2 - Significant Accounting Policies (continued)

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.

Recently Issued Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. This analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective as of November 5, 2018. The adoption of this final rule did not have a material impact on the financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from non-employees. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company elected to early-adopt this standard in the current period; the adoption of this standard did not impact the financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which provides amendments to current guidance to address the classifications and presentation of changes in restricted cash in the statement of cash flows. The effective date for the standard is for fiscal years beginning after December 15, 2017. The Company adopted the standard effective January 1, 2018; the adoption of this standard did not have a material impact on the financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The amendments in this update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for annual and interim periods beginning after December 15, 2017. The Company adopted the standard effective January 1, 2018; the adoption of this standard did not have a material impact on the financial statements.

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement Reporting, Comprehensive Income (Topic 220). Effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance by the Company is not expected to have a material impact on our condensed financial statements and related disclosures.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

DLT RESOLUTION, INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 3 - Going concern

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has limited cash, accumulated losses of $3,595,912 and is doubtful to recover $329,815 (CAD 450,000) of the note receivable received against the subsequent sale of its subsidiary. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

Note 4 - Related Party Transactions

No salaries were paid to directors or executives during the periods ended December 31, 2018 or 2017. All related party intercompany transactions have been eliminated.

Related party payables had a balance of $17,713 and $44,679 for the years ended December 31, 2018 and 2017 respectively. During the years ended December 31, 2018 and 2017, the Company received loans from related parties totaling $6,748 (including $3,496 from Gilles Trahan and $3,252 from Venecia Gafter) and $19,418 respectively to fund operations via expenses paid directly to vendors on behalf of the Company. Of this amount, $0 and $12,596 was paid towards outstanding payables and $6,748 and $6,849 towards current period expenses. These loans are non-interest bearing are due on demand and as such included in current liabilities. Imputed interest has been considered, but determined to be immaterial to the financial statements as a whole. Additionally, the Company’s wholly owned subsidiary, DLT resolution Corp had paid $33,691 to the related parties.

Accounts payable, related party had a balance of $40,000 and $55,000 for the periods ended December 31, 2018 and 2017 respectively. The amounts used in accounts payable, related party relates to software development cost paid for on behalf of the company by Gilles Trahan. During the year, $15,000 has been paid by DLT Resolution Corp to the related party.

Interest payable, related party had a balance of $26,875 and $19,545 for the years ended December 31, 2018 and 2017 respectively. The interest payable relates to a current notes payable, related party and accrues interest at 9% per annum. $7,330 of interest expense was accrued for the year ended December 31, 2018.

Current notes payable, related party had a balance of $81,500 and $81,500 for the years ended December 31, 2018 and 2017 respectively. This balance consists of one note payable to one related company and accrues interest at 9% per annum. No principal payments were made in 2018.

A related party receivable of CAD $45,337 from Peter Darbyson who is a minority shareholder in its majority owned subsidiary A.J.D. Data Services Lt. has been written off.

DLT RESOLUTION, INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 5 - Stockholders’ Equity

Series A Convertible Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $1 per share.

During the year ended December 31, 2018, the Company accepted the conversion of 25,000 shares of Series A Convertible Preferred Stock in exchange for 25,000 shares of common stock.

There were 0 and 25,000 shares of series A convertible preferred stock issued and outstanding as of December 31, 2018 and December 31, 2017, respectively. Additionally, the Company had accrued dividends payable on series A convertible preferred stock totaling $ 0 and $26,697 at December 31, 2018 and December 31, 2017, respectively. As at December 31, 2018, the Company has written back all the dividends payable liability to additional paid in capital with the consent of shareholders.

Series B Convertible Preferred Stock

The Company is authorized to issue up to 500,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.20 per share.

There were 64,000 shares of series B convertible preferred stock issued and outstanding as of December 31, 2018 and December 31, 2017.

Common Stock

The authorized common stock of the Company consists of 275,000,000 shares and carries a par value of $0.001. During the year ended December 31, 2014, the Company bought back 38,000 post-split shares of common stock into treasury from a former officer for $100. The shares are being carried as treasury shares as reflected on the balance sheet.

During the year ended December 31, 2017, the Company issued a $5,000 note payable and $200 related party payable for a total of 3,777,000 outstanding common shares which are carried as treasury stock. There were 3,815,000 common shares held as treasury stock as of December 31, 2018 and December 31, 2017, respectively.

During the year ended December 31, 2018, the Company issued 745,778 common shares for cash proceeds of $236,000; 1,575,000 common shares valued at $360,729 for the acquisition of A.J.D. Data Services; 1,000,000 common shares valued at $417,815 for the acquisition of 1922861 Ontario Inc; 25,000 common shares for the conversion of 25,000 shares of Series A Convertible Preferred Stock and 63,888 common shares for rounding differences from the effect of a reverse stock split effected during the year ended December 31, 2017.

There were 24,982,537 and 21,572,871 common shares issued and 21,167,537 and 17,757,871 outstanding at December 31, 2018 and December 31, 2017, respectively.

DLT RESOLUTION, INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 6 – Notes Payable

Related Party

During the year ended December 31, 2015, the Company entered into a note payable with a related party as a settlement for payment of consulting services provided valued at $350,000. The note carries interest of 9% compounded annually and was due on November 19, 2016. During the year ended December 31, 2016, the Company issued 50,000 shares of series A convertible preferred stock as repayment of $31,500 of accrued interest and $18,500 of outstanding principal. Additionally, on January 31, 2017, the Company issued 1,250,000 shares of common stock as repayment of $250,000 of principal. There was $81,500 and $81,500 of principal and $26,875 and $19,545 of accrued interest due as of December 31, 2018 and December 31, 2017.

Non – Related Party

On August 1, 2017, the Company entered into a note payable with an unrelated party to purchase common stock held by the unrelated party. The note is due on July 1, 2019 and bears no interest. There was $5,000 and $5,000 due as of December 31, 2018 and December 31, 2017.

Note 7 – Convertible Notes Payable

On May 22, 2017, the Company entered into a convertible note payable with an unrelated party for $4,900 which was paid to a vendor on the Company’s behalf. The note carried interest at 10% per annum, was due on demand and was convertible at the option of the holder into common stock of the Company at a rate equal to the lesser of a 50% discount from the last trade price of the stock or $0.01 per share. There was $0 and $4,900 of principal and $0 and $3,048 of accrued interest due as of December 31, 2018 and December 31, 2017, respectively, which is included in “accounts payable and accrued liabilities” on the balance sheet. See Note 8 – Derivative Liability for explanation of related derivative liability derived from variable conversion rate. This note was settled in full in May 2018 against the payment of $5,390 which included an interest payment of $490 and $4,900 of principal payment. The outstanding liability of $2,679 including $120 of current year’s interest expense and $2,559 of accrued interest was forgiven by the holder.

Note 8 – Derivative Liability

As of December 31, 2018 and December 31, 2017, Company had a derivative liability balance of $0 and $20,328 on the balance sheets and recorded loss of $2,427 and $14,980 for the years ended December 31, 2018 and 2017, respectively. The derivative liability activity comes from convertible notes payable as follows:

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

The convertible note was repaid in full on May 22, 2018, on which date the Company determined the derivative’s fair value to be $22,775, which was written back during the year and resulted in a $2,427 net loss from change in fair value for the six months ended June 30, 2018. The fair value of the embedded derivatives for the notes was determined using a Black Scholes valuation model based on the following assumptions: (1) expected volatility of 338%, (2) risk-free interest rate of 2.13%, and (3) expected life of 0.50 of a year.

There is no derivative liability outstanding as of December 31, 2018.

DLT RESOLUTION, INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 9 – Acquisition of A.J.D. Data Services

On January 21, 2018, the Company entered into and closed the transactions contemplated by the definitive stock purchase agreement and plan of re-organization by and among the Company, A.J.D. Data Services Ltd., a limited liability company organized under the laws of Ontario (“A.J.D.”), the stockholders of A.J.D. and other parties signatory thereto to acquire 80 shares, representing 80% of the issued and outstanding capital stock of A.J.D. for 525,000 restricted common shares of the Company valued at $120,195. The first milestone earnout was met on September 21, 2018 resulting in additional 1,050,000 restricted common shares of the Company valued at $240,390. A.J.D. is focused on document imaging, telemarketing, data entry, document management and all other back-end functions. The acquisition is intended to be part of a tax-free share-for-share exchange which will see DLT Resolution issuing restricted common shares on closing and an additional 2,625,000 restricted common shares upon meeting the following milestones:

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, equipment, customer relationships, software, domain names and non-compete agreements) and liabilities assumed (accounts payable and related party payable) at fair value as of the acquisition date. The carrying values of cash, accounts receivable, accounts payable and related party payable were deemed to be fair value as of the acquisition date. The Company determined the fair value of the equipment to be historical net book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. However, the allocation of the excess purchase price and the amounts allocated to intangible assets are now as per the valuation of assets and liabilities performed by an independent valuer. Under the purchase agreement, the Company issued 525,000 shares of common stock valued at $120,195 and committed to issue an additional 3,675,000 shares of common stock at certain milestones which was determined to have a fair value of $841,366 in exchange for 80% interest. The estimated fair value of the common stock to be issued of $600,880 was eliminated against the investment as assets and liabilities held for sale.

ASSETS ACQUIRED
Cash	$302
Accounts receivable	37,590
Equipment	22,743
Customer relationships	201,759
Software	156,124
Non-compete agreement	172,136
Domain name	6,405
Goodwill	654,389
TOTAL ASSETS ACQUIRED	$1,251,448

LIABILITIES ASSUMED
Accounts payable	49,380
Related party payable	317
TOTAL LIABILITIES ASSUMED	49,697

Non-controlling interest	240,190
NET ASSETS ACQUIRED	$961,561

The intangible assets acquired will be amortized over 5 years.

The non-controlling interest was valued using an enterprise value approach whereby the total value of all net assets of A.J.D. were valued with the non-controlling interest representing the minority interest percentage of the net assets as of the date of acquisition. The non-controlling interest was determined to have a fair value of $240,190 as of the date of acquisition.

From the period of acquisition on January 21, 2018 to December 31, 2018, A.J.D. generated total revenues of $554, 351. However, revenues of $37,085 earned were not correct and we had to accrue an allowance for bad debts on a large portion of these monies due to management of A.J.D. not being forthcoming in their accounting records. See note on discontinued operations for further information regarding the allowance for doubtful accounts.

DLT RESOLUTION, INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 10 – Acquisition of 1922861 Ontario Inc

Acquisition of Operating Assets

On April 12, 2018, the Company entered into and closed the transactions contemplated by the definitive asset purchase agreement and plan of re-organization by and among the Company, 1922861 Ontario Inc. a corporation organized under the laws of Ontario (“ 1922861 Ontario Inc. ”), the stockholders of 1922861 Ontario Inc. and other parties signatory thereto to acquire all the operating assets of 1922861 Ontario Inc. for 500,000 restricted common shares of DLT Resolution valued at $212,520, and a payment of CAD $19,200 to 1922861 Ontario’s supplier. On September 21, 2018 the 1922861 Ontario Inc acquisition reached the first milestone and received another 500,000 restricted commons shares of DLT Resolution valued at $205,295. The acquisition is considered a business combination for accounting purposes under ASC 805, and resulted in the integration of 1922861 Ontario Inc.’s operating assets and processes into the Company’s Canadian subsidiary DLT Resolution Corp.

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, equipment, customer relationships, software, domain names and non-compete agreements) and liabilities assumed (accounts payable and related party payable) at fair value as of the acquisition date. The carrying values of cash, accounts receivable, accounts payable and related party payable were deemed to be fair value as of the acquisition date. The Company determined the fair value of the equipment to be historical net book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. However, the allocation of excess purchase and the amounts allocated to intangible assets are now as per valuation of assets and liabilities performed by independent valuer. Under the purchase agreement, the Company issued 1,000,000 shares of common stock valued at $417,815 and committed to issue an additions 500,000 shares of common stock at certain milestones which was determined to have a fair value of $212,520 in exchange for all assets. The estimated fair value of the common stock to be issued of $196,142 is shown as an “other long-term liability” on the face of the balance sheet. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS ACQUIRED
$
Accounts receivable	18,663
Customer list	103,255
Developed technology	321,679
Domain and trade name	3,971
Non-compete	37,330
Goodwill	169,896
TOTAL ASSETS ACQUIRED	$654,794

LIABILITIES ASSUMED
Accounts payable	22,197
HST payable	2,147
TOTAL LIABILITIES ASSUMED	24,344

NET ASSETS ACQUIRED	$630,450

DLT RESOLUTION, INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 11 – Pro-Forma Financials for Acquisitions in 2018 (combined 1922861 Ontario Inc and A.J.D. Data Services)

In accordance with ASC 805-10-50, the Company is providing the following unaudited pro-forma to present a summary of the combined results of the Company’s consolidated operations with all acquisitions. as if the acquisitions had been completed as of the beginning of the reporting period. Adjustments were made to eliminate any inter-company transactions in the periods presented.

DLT RESOLUTION, INC.

Unaudited Pro-Forma Consolidated Statements of Operations

	Year ended December 31,
	2018	2017
Revenue	$953,430	$2,423
Cost of revenue	144,210	379
Gross margin	809,220	2,044

Operating expenses
General and administrative	968,845	14,369
Professional fees	235,328	24,351
Total operating expenses	1,204,172	38,720

Income (loss) from operations	(394,951)	(36,676)

Other income (expense)
Other income	32,204	26,306
Gain/(loss) on change in fair market value of derivative liability	(2,427)	(14,980)
Foreign exchange gain/(loss)	(3,992)	-
Interest expense	(4,767)	(19,337)
Total other income (expense)	21,018	(8,011)

Net loss	$(373,933)	$(44,687)

Preferred stock dividends declared	$-	$(1,249)
Net income (loss)	$(373,933)	$(45,936)

Net loss per common share, basic and diluted	$(0.02)	$(0.00)

Weighted average basic shares outstanding	19,263,408	18,571,882
Weighted average diluted shares outstanding	19,263,408	18,571,882

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 12 - Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Pursuant to FASB ASC Topic 740, when it is more likely than not that a tax asset cannot be realized through future income, the Company must provide an allowance for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period. The Company records estimated losses from interest and penalties arising from taxes remitted late as well as unrecognized tax benefits as they are incurred as general and administrative expenses. The Company did not have accrued interest or penalties related to income taxes as of December 31, 2018 or 2017. The Company has not filed the 2018 tax returns with the IRS as of the date of this filing.

The sources and tax effects of the temporary differences for the periods presented are as follows (rounded to the nearest thousand):

	December 31, 2018	December 31, 2017
Net operating loss carry forward	$1,172,000	$828,000
Applicable Canadian Federal and Provincial tax rates	26.5%	26.5%
Deferred tax asset related to net operating losses	317,000	219,000
Deferred tax asset relating to debt discounts and derivative liability (at 26.55)	(5,000)	5,000
Valuation allowance	(312,000)	(224,000)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the United States federal statutory rate of 21% and 35% to the income tax recorded is as follows:

	December 31, 2018 (21%)	December 31, 2017 (35%)
Tax benefit at United States Federal statutory rate	$27,000	$16,000
Differences in U.S. and Canadian tax rates on provision	7,000	(5,000)
Increase in valuation allowance	(34,000)	(11,000)
Income tax provision	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2018 or 2017, or since inception.

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

DLT RESOLUTION, INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 13 – Discontinued Operations

Please see note 18 on the subsequent events regarding the items that happened after December 31, 2018. Due to the subsequent events the Company has completely phased out of A.J.D Data Services, Ltd. The assets and liabilities associated with the business are displayed as assets and liabilities held for sale as of December 31, 2018. They are listed as assets and liabilities held for sale due to the fact that the company divested itself of all investment in A.J.D. Data Services besides 10% interest on January 14, 2019 for a note receivable of $329,815 (CAD 450,000). As at December 31, 2018, value of the assets and liabilities has been presented at their net realizable value considering the value of note receivable. Additionally, the revenues and costs associated with this business are displayed as a loss from discontinued operations for the year ended December 31, 2018.

Total assets and liabilities included in discontinued operations were as follows:

Assets from Discontinued Operations:	December 31,
2018
Cash	30,954
Accounts receivable	166,134
Allowance for doubtful accounts	(141,280)
Equipment, net of accumulated depreciation	17,678
Intangible assets, net of accumulated amortization	394,041
Goodwill	189,208
Total assets from discontinued operations	$656,735

Liabilities from Discontinued Operations:
Accounts payable and accrued liabilities	144,185
Related party payables	1,942
Total liabilities from discontinued operations	$146,127

The accounts payable and accrued liabilities of discontinued operations stated above include a HST / GST liability of $42,807 and payroll tax liability of $76,761 payable to Canada Revenue Agency. Further, the Company has not filed its HST / GST returns for the year ended December 31, 2018.

Net loss from discontinued operations for the year ended December 31, 2018 were comprised of the following components:

Net loss from discontinued operations	December 31,
2018
Net sales	$554,351
Cost of sales	-
Gross profit	554,351

Operating expenses
General and administrative	700,472
Professional fees	74,494
Total operating expenses	774,966

Other income (expense)
Interest expense	(20)
Interest income	370
Loss on discontinued operations	103,116
Total other income (expense)	103,466

Net loss from discontinued operations	$(117,148)

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 14 – Concentrations of revenue

The Company receives more than 23% of its revenue from five major customers. The Company is endeavoring to acquire more customers and has been successful in the current year doing so.

Note 15 – Commitments and contingencies

On August 4, 2018 DLT Resolution Inc. (“DLT”) was served with a statement of claim from a minority shareholder and former officer of its subsidiary A.J.D. Data Services Ltd. (“AJD”). This is an action commenced by Peter Darbyson (“Peter”) and Beverly Darbyson (“Beverly”) as against DLT and AJD. The action may be broken down into two broad components: (a) an oppression action in which Peter and Beverly seek damages in an undisclosed amount for defamation, damages for mental anxiety and distress and damages for fraud, conspiracy, conversion and unjust enrichment together with aggravated in punitive damages, also in an undisclosed amount. In addition, Peter and Beverly seek certain relief pursuant to Business Corporations Acts of both Ontario and Canada; (b) a wrongful dismissal action in which Peter (but not Beverly) seeks $650,000 damages for wrongful termination breach of contract and related matters.

Peter made an assignment in bankruptcy in January 2019. Thus, any claim by him was automatically stayed. Also, the oppression action arises as a result of an Agreement and Plan of Reorganization between the parties which contain a jurisdiction clause whereby any issues arising out of the agreement are to be governed by and in the jurisdiction of the state of West Virginia, USA. DLT and AJD have advised Peter and Beverly that they intend to move to have the oppression action stayed as a result of the jurisdiction clause. In response, Peter and Beverly initially advised that they were prepared to abandon the oppression portions of the claim and proceed only on Peter’s wrongful dismissal portion of the claim. Unfortunately – for them – this was prior to the bankruptcy of Peter. In the end result, Peter’s action in its entirety was stayed and Beverly’s action very well be stayed should she wish to proceed further.

As at September 05, 2019, the parties to the litigation have agreed to a settlement in principal.

Note 16 – Intangible assets

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20. Non-compete, customer relationships, website and the domain and trade name are capitalized after useful lives based on prior experience in the telecom industry. Gross capitalized intangible assets totaled $549,226. Related amortization expense, included in general and administrative expenses, totaled $88,735 and $3,056 for the years ended December 31, 2018 and 2017, respectively.

Estimated future amortization expense totals as follows:

Year ended December 31,
2019	$104,418
2020	101,362
2021	64,751
2022	64,751
2023	64,751
2024	64,751
Thereafter	16,275
Total	$481,059

Note 17 – Accrued liabilities and payables

During the year ended December 31, 2018, the Company has written back the Accounts payable of $9,072 due to statute of limitation. Further, accrued liabilities of the Company as at December 31, 2018 include a HST / GST liability of $10,402 relating to DLT Resolution Corp.

Note 18 – Subsequent events

On January 14, 2019 DLT Resolution Inc. (”The Company”) sold 70 of the 80 shares it purchased in A.J.D. Data Services Ltd. on January 21, 2018. On closing The Company received a $329,815 (CAD 450,000) 3 year note with monthly payments throughout the term of the note. The Company will continue to hold a 10% interest in AJD Data. Till date the Company has not received principal payment as per the agreed payment schedule of the said note receivable.

On March 29, 2019, DLT Resolution Corp. and DLT Resolution Inc. was served with a Statement of Claim ats 300-306 Town Centre Boulevard Limited Partnership/Court File No. CV-19-00617228-000 (Toronto) for unpaid rent and lost revenue related to the premises. In this action, the Plaintiff has claimed damages against the Defendants DLT Resolution Corp. and DLT Resolution Inc. in the amount of $567,385.13 for an alleged breach of lease. The Plaintiff has claimed damages against the Defendant DLT Resolution Inc. in the amount of $567,385.13 for allegedly wrongfully inducing a breach of lease and tortious interference with contractual relations. The Plaintiff has further claimed damages against the Defendant DLT Resolution Inc. in the amount of $567,385.13 for allegedly oppressive conduct under the Ontario Business Corporations Act. The Plaintiff has further claimed compensation for its legal costs and for pre-judgment interest. The Company filed a statement of Defense citing, amongst other things, that it has never entered into any agreement with the landlord, nor guaranteed any such liability. The Defendants DLT Resolution Corp. and DLT Resolution Inc. intend to contest the claim vigorously. There is no intention to make a settlement offer nor have instructions been received to make a settlement offer at this juncture. Since the statement of defense was delivered on 16 May 2019, the Company had no further communication from counsel for the Plaintiff nor have any steps been taken to move the litigation forward. Although there can be no assurance of the Company’s ability to dismiss the claim, management feels the claim is without merit and is confident it will receive a ruling in its favor.

On February 28, 2019, the Company received a Subscription for 50,000 CDN. On March 29, 2019, the Company received a loan from a shareholder for 25,000 USD

