Form 10-Q
period 2019-09-30
DLT Resolution Inc.
filed 2019-11-27
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 24, 2019, 25,007,537 shares of the registrant’s Common Stock, $0.0001 par value, were issued and 20,915,537 were outstanding.

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2019 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2019

Item 1: Financial Statements

DLT RESOLUTION, INC

Consolidated Balance Sheets

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$27,254	$12,908
Accounts receivable	69,119	12,217
Assets held for sale	-	656,735
Total current assets	96,373	681,860

Intangible assets, net of accumulated amortization	394,969	460,491
Goodwill	161,521	156,774

Total assets	$652,863	$1,299,125

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$6,366	$-
Accounts payable and accrued liabilities	75,955	48,921
Accounts payable, related party	15,000	40,000
Interest payable, related party	32,346	26,875
Related party payables	22,374	17,713
Current notes payables, related party	81,500	81,500
Liabilities held for sale	-	146,127
Total current liabilities	233,541	361,136

Notes payable, net of current portion	5,000	5,000
Other long term liability	430,768	196,142

Total liabilities	669,309	562,278

Stockholders' equity (deficit)
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; 0 and 0 issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; 64,000 and 64,000 issued and outstanding at September 30, 2019 and December 31, 2018	64,000	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 25,007,537 and 25,007,537 issued; 21,167,537 and 21,167,537 outstanding at September 30, 2019 and December 31, 2018	25,008	24,983
Additional paid in capital	4,217,653	4,192,678
Other comprehensive income	(19,653)	(37,689)
Treasury stock, 3,815,000 shares	(5,300)	(5,300)
Accumulated deficit	(4,298,154)	(3,595,912)
Total equity (deficit) attributable to parent	(16,446)	642,760

Non-controlling interest	-	94,087
Total stockholder's equity (deficit)	(16,446)	736,847

Total liabilities and stockholders' deficit	$652,863	$1,299,125

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	128,482	$207,838	$363,849	$575,191
Cost of revenue	42,264	88,944	114,676	209,477
Gross margin	86,218	118,894	249,173	365,714

Operating expenses
General and administrative	100,610	200,219	271,832	402,002
Professional fees	55,421	67,528	119,842	146,147
Total operating expenses	156,031	267,747	391,674	548,149

Income (loss) from operations	(69,813)	(148,853)	(142,501)	(182,435)

Other income (expense)
Bad debt expense		(132,571)		(132,571)
Gain/(loss) on change in fair market value of deriviative liability	-	-	-	(2,427)
Gain/(loss) on stock based liability	267,602	-	(227,836)	-
Other expense	-	(1)	-	(213)
Foreign exchange gain/(loss)	4	-	5,353	-
Loss on investment	-	-	(331,787)	-
Interest income		253		253
Interest expense	(1,844)	(1,869)	(5,471)	(2,939)
Total other income (expense)	265,762	(134,188)	(559,741)	(137,897)

Net income (loss)	195,949	$(283,041)	$(702,242)	$(320,332)

Loss attributable to non-controlling interest		50,514		44,211
Preferred stock dividends declared	-	-	-	(2,244)
Net loss attributable to common stockholders	195,949	(232,527)	(702,242)	(278,365)

Net income per basic share outstanding	0.01	$(0.01)	$(0.03)	$(0.01)
Net income per diluted share outstanding	0.01	$(0.01)	$(0.03)	$(0.01)
Weighted average basic shares outstanding	21,170,526	19,082,395	21,113,158	19,659,092
Weighted average diluted shares outstanding	21,170,526	19,082,395	21,113,158	19,659,092

See accompanying notes to consolidated financial statements.

5

DLT RESOLUTION, INC.

Consolidated Statements of Comprehensive Loss

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	195,949	$(283,041)	$(702,242)	$(320,332)

Other comprehensive loss
Foreign currency translation adjustment	2,449	(8)	18,036	(8)
Total other comprehensive loss	2,449	(8)	18,036	(8)

Comprehensive income (loss)	198,398	$(283,049)	$(684,206)	$(320,340)

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC

(fka HEMCARE HEALTH SERVICES INC.)

Statement of Changes in Stockholders' Deficit

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Other comprehensive	Treasury	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income	Stock	Deficit	Interest	Total
Balance, December 31, 2017	25,000	$25,000	64,000	$64,000	21,572,871	$21,573	$3,129,894	$16	$(5,300)	$(3,394,701)	-	(159,518)
			-	-							-	-
Issuance of common stock for cash proceeds	-	-	-	-	381,818	382	77,118	-	-	-	-	77,500
Written back of dividends payable for preferred stock converted to common							26,697			-	-	26,697
Issuance of common stock for acquisitions			-	-	525,000	525	117,996	-	-	-	-	118,521
Stock split rounding			-	-	63,888	64	(64)	-	-	-	-	-
Foreign currency translation adjustment												-
Conversion of preferred stock to common stock	(25,000)	(25,000)	-	-	25,000	25		-	-	-	-	(24,975)
Non-controlling interest in acquisition										-		-
Net income, three months ended March 31, 2018	-	-	-	-	-	-	-	(39,144)	-	(278,365)	(12,211)	(329,720)
Balance, March 31, 2018	-	$-	64,000	$64,000	22,568,577	$22,569	$3,351,641	$(39,128)	$(5,300)	$(3,673,066)	(12,211)	$(291,495)

Issuance of common stock for acquisitions					737,000	737	373,018	-	-	-	-	373,755
Net income, three months ended June 30, 2018								(89,904)		(61,157)	552,761	401,700
Balance, June 30, 2018	-	$-	64,000	$64,000	23,305,577	$23,306	$3,724,659	$(129,032)	$(5,300)	$(3,734,223)	540,550	$483,960

Issuance of common stock for acquisition milestones	-	-	-	-	1,550,000	1,550	552,206	-	-	-	-	553,756
Net income, three months ended September 30, 2018								(108,215)		(232,527)	(24,664)	(365,406)
Balance, September 30, 2018	-	$-	64,000	$64,000	24,855,577	$24,856	$4,276,865	$(237,247)	$(5,300)	$(3,966,750)	515,886	$672,310

Balance, December 31, 2018	-	$-	64,000	64,000	24,982,537	24,983	4,192,678	(37,688)	(5,300)	(3,595,912)	94,087	736,848
												-
Foreign currency translation adjustment								30,775				30,775
Net loss, period ended March 31, 2019										(884,041)	(94,087)	(978,128)
Balance, March 31, 2019	-	-	64,000	64,000	24,982,537	24,983	4,192,678	(6,913)	(5,300)	(4,479,953)	-	(210,505)

Foreign currency translation adjustment								(15,189)				(15,189)
Net loss, period ended June 30, 2019										(14,150)	-	(14,150)
Balance, June 30, 2019	-	-	64,000	64,000	24,982,537	24,983	4,192,678	(22,102)	(5,300)	(4,494,103)	-	(239,844)

Issuance of common stock for cash proceeds					25,000	25	24,975	-	-	-		25,000
Foreign currency translation adjustment								2,449				2,449
Net Income, period ended September 30, 2019										195,949		195,949
Balance, September 30, 2019	-	-	64,000	64,000	25,007,537	25,008	4,217,653	(19,653)	(5,300)	(4,298,154)	-	(16,446)

DLT RESOLUTION, INC

Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Cash flows from operating activities
Net income (loss)	$(702,242)	$(320,332)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on investment	331,787	213
Loss on stock based liability	227,836	-
Loss related items	(50,581)	-
Depreciation and amortization expense	76,980	137,092
Allowance for doubtful accounts	-	132,570
Loss on change in fair market value of derivative liability	-	2,427
Changes in operating assets and liabilities
Accounts receivable	(53,310)	(19,864)
Related party receivable	-	(35,233)
Interest payable, related party	5,471	5,481
Accounts payable and accrued liabilities	26,396	79,255
Accounts payable, related party	(25,000)	(27,102)
Net cash used in operating activities	(162,663)	(45,493)

Net cash used in investing activities
Purchase of investments	-	(577)
Purchase of equipment		(6,015)
Net cash provided by acquisition		(9,400)
Net cash used in investing activities	-	(15,992)

Cash flows from financing activities
Proceeds from bank overdraft	6,366	126
Proceeds from related party payables	-	23,667
Payments to related party	4,653	(45,748)
Repayments of convertible notes payable	-	(4,900)
Proceeds from sale of common stock	25,000	153,500
Proceeds from related parties	139,836	-
Net cash provided by financing activities	175,855	126,645

Net change in cash	13,192	65,160
Effect of exchange rate on cash	1,154	(44,271)
Cash at beginning of period	12,908	8,609
Cash at end of period	$27,254	$29,498

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Other long term liability entered into for acquisition of AJD Data Services	$-	$601,216
Common shares issued for acquisition of AJD Data Services	$-	$360,729
Common shares issued in exchange for preferred shares	$-	$25,000
Preferred dividend declared	$-	$2,244
Common shares issued for asset purchase	$-	$588,270
Payable entered into for asset purchase	$-	$177,899

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2019

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

During the nine months ended September 30, 2019, the Company divested itself of 70 of the 80 shares it owned from the acquisition of A.J.D. Data Services (“A.J.D.”) that was made in the prior fiscal year. A.J.D. Data Services is no longer operating and has been presented in the financial statements as a loss on investment.

Note 2 - Going Concern

The Company had an accumulated deficit of $4,298,154 and a working capital deficit of $137,168 as of September 30, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At September 30, 2019, there were no uncertain tax positions that require accrual.

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

During the three and nine months ended September 30, 2019, the Company generated revenues from the sale of general information technology services focused on telephone system set up. The Company generated revenues of $128,482 and $363,849 and $207,838 and $575,191 during the three and nine months ended September 30, 2019 and 2018, respectively.

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

As of September 30, 2019, and December 31, 2018, the Company had 0 and 0 shares, respectively, of Series A Preferred Stock issued and outstanding, which were convertible into 0 and 0 shares, respectively, of the Company’s common stock. Also, as of September 30, 2019 and December 31, 2018, the Company had 64,000 shares of Series B Convertible Preferred Stock issued and outstanding, which were convertible into 12,800 shares of the Company’s common stock. As of September 30, 2019 there is a potential earn out of an additional 500,000 restricted common shares of stock from the acquisition of 1922861 Ontario Inc (see Note 10 – Acquisition of 1922861 Ontario Inc).

Principals of Consolidation

The consolidated financial statements represent the results of DLT Resolution, Inc.; its wholly owned subsidiary, DLT Resolution Corp.; its wholly owned subsidiary, DLT Data Services; and the assets, processes, and results therefrom of 1922861 Ontario Inc. Note 10 – Acquisition of 1922861 Ontario Inc.) All intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of 0.755116 and 0.732902 in effect at the balance sheet dates of September 30, 2019 and December 31, 2018, respectively. Statements of operations amounts have been translated using the annual weighted average exchange rates of 0.752306 for the nine months ended September 30, 2019. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). There was a $5,353 currency transaction gain recognized during the periods presented.

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

Recently Issued Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, ”Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. This analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective as of November 5, 2018. The adoption of this final rule did not have a material impact on the financial statements.

In June 2018, the FASB issued ASU 2018-07, ”Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from non-employees. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company elected to early-adopt this standard in the current period; the adoption of this standard did not impact the financial statements.

In November 2016, the FASB issued ASU 2016-18, ”Statement of Cash Flows (Topic 230): Restricted Cash,” which provides amendments to current guidance to address the classifications and presentation of changes in restricted cash in the statement of cash flows. The effective date for the standard is for fiscal years beginning after December 15, 2017. The Company adopted the standard effective January 1, 2018; the adoption of this standard did not have a material impact on the financial statements.

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

Note 4 - Related Party Transactions

No salaries were paid to directors or executives during the periods ended September 30, 2019 or 2018.

During the nine months ended September 30, 2019, the Company had payments of $4,653 to related parties and had proceeds on outstanding payables from other related parties of $139,836. The related party payables and receivables to and from the Company are unsecured and due on demand. There was $22,374 and $17,713 due to related parties as of September 30, 2019 and December 31, 2018, respectively. During the nine months ended September 30, 2019, the Company also made payments for services rendered by related parties totaling $25,000, resulting in balances owed for such services of $15,000 and $40,000 at September 30, 2019 and December 31, 2018.

See Note 6 for Related Party Notes Payable.

Note 5 – Stockholders’ Equity

Series A Convertible Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.10 per share.

There were 0 and 0 shares of series A convertible preferred stock issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.

Series B Convertible Preferred Stock

The Company is authorized to issue up to 500,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.20 per share.

There were 64,000 shares of series B convertible preferred stock issued and outstanding as of September 30, 2019 and December 31, 2018.

Common Stock

The authorized common stock of the Company consists of 275,000,000 shares and carries a par value of $0.001. During the year ended December 31, 2014, the Company bought back 380,000 post-split shares of common stock into treasury from a former officer for $100. The shares are being carried as treasury shares as reflected on the balance sheet.

During the year ended December 31, 2017, the Company issued a $5,000 note payable and $200 related party payable for a total of 3,777,000 outstanding common shares which are carried as treasury stock. There were 3,815,000 common shares held as treasury stock as of September 30, 2019 and December 31, 2018, respectively.

There were 25,007,537 and 25,007,537 common shares issued and 21,167,537 and 21,167,537 outstanding at September 30, 2019 and December 31, 2018, respectively.

Note 6 – Notes Payable

Related Party

During the year ended December 31, 2015, the Company entered into a note payable with a related party as a settlement for payment of consulting services provided valued at $350,000. The note carries interest of 9% compounded annually and was due on November 19, 2016. During the year ended December 31, 2016, the Company issued 50,000 shares of series A convertible preferred stock as repayment of $31,500 of accrued interest and $18,500 of outstanding principal. Additionally, on January 31, 2017, the Company issued 1,250,000 shares of common stock as repayment of $250,000 of principal. There was $81,500 and $81,500 of principal and $32,346 and $26,875 of accrued interest due as of September 30, 2019 and December 31, 2018.

Non – Related Party

On August 1, 2017, the Company entered into a note payable with an unrelated party to purchase common stock held by the unrelated party. The note is due on July 1, 2019 and bears no interest. There was $5,000 and $5,000 due as of September 30, 2019 and December 31, 2018.

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, equipment, customer relationships, software, domain names and non-compete agreements) and liabilities assumed (accounts payable and related party payable) at fair value as of the acquisition date. The carrying values of cash, accounts receivable, accounts payable and related party payable were deemed to be fair value as of the acquisition date. The Company determined the fair value of the equipment to be historical net book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. However, the allocation of excess purchase and the amounts allocated to intangible assets are now as per valuation of assets and liabilities performed by independent valuer. Under the purchase agreement, the Company issued 1,000,000 shares of common stock valued at $417,815 and committed to issue an additions 500,000 shares of common stock at certain milestones which was determined to have a fair value of $430,768 with mark to market pricing of DLT stock price as of September 30, 2019. Listed stock price was $0.85 on September 30th to determine value. The estimated fair value of the common stock to be issued of $430,768 is shown as an “other long-term liability” on the face of the balance sheet. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS ACQUIRED
Accounts receivable	$18,663
Customer list	103,255
Developed technology	321,679
Domain and trade name	3,971
Non-compete	37,330
Goodwill	169,896
TOTAL ASSETS ACQUIRED	$654,794

LIABILITIES ASSUMED
Accounts payable	22,197
HST payable	2,147
TOTAL LIABILITIES ASSUMED	24,344

NET ASSETS ACQUIRED	$630,450

Note 8 – Concentrations of Revenue

During the three months ended September 30, 2019, seven customers accounted for 45% of the Company’s total revenue.

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

Results of Operations

Revenues

Revenues during the three and nine months ended September 30, 2019 and 2018 were $128,482 and 363,849 then $207,838 and 575,191 respectively. Additionally, cost of revenues during the three and nine months ended September 30, 2019 and 2018 were $42,264 and 114,667 then $88,944 and 209,477 respectively. The decrease in revenue and cost of revenue is due to operating efficiencies as a result of the Company’s formation of DLT Data Services and 1922861 Ontario Inc.

Operating Expenses

Total operating expenses were $100,610 and 391,674 then $267,747 and 548,149 during the three and nine months ended September 30, 2019 and 2018, respectively. The decrease in operating expenses relates to the Company restructuring general office expenses during the current period as it executed its business plan and form DLT Data Services and acquire 1922861 Ontario Inc, whereas the Company was running a prior acquisition (AJD Data Services) in the prior period.

Other Income (Loss)

The Company had net other expense of ($265,762) and $559,741 during the three and nine months ended September 30, 2019 compared to net other expense of $134,188 and 137,897 during the three and nine months ended September 30, 2018. The large change is due to the disposition of the investment in A.J.D. Data Services.

Net Income

The Company had a net loss and net income of $702,242 and $320,332 during the nine months ended September 30, 2019 and 2018. While there is a significant year over year change in total net loss, net loss in the current year was generated from the execution of divesting of the investment in A.J.D. Data Services.

Liquidity and Capital Resources

As of September 30, 2019, we had $27,254 of cash, total current assets of $96,373 and current liabilities of $233,541 creating a working capital deficit of $137,168. Current assets consisted of cash of $27,254, and accounts receivable, net of allowance of doubtful accounts of $69,119. Current liabilities as of September 30, 2019 consisted of $6,366 of a bank overdraft, $75,955 of accounts payable and accrued liabilities, $15,000 of accounts payable to related parties, $32,346 of interest payable to related parties, $22,374 of related party payables, and notes payable of $81,500.

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

Cash Used in Operating Activities

Net cash used in operating activities was $162,663 during the nine months ended September 30, 2019 compared to $45,493 for the same period in 2018. The increase in cash used in operating activities is from an increase in the change in working capital during the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018.

Cash Used in Investing Activities

Net cash used in investing activities was $0 during the six months ended September 30, 2019 compared to $15,992 for the same period in 2018.

Cash from Financing Activities

During the nine months ended September 30, 2019, the Company generated $175,855 of cash from financing activities. Cash generated from financing activities was mostly comprised of $139,836 of total cash proceeds from related parties totaling.

Going Concern

As of September 30, 2019, the Company has a working capital deficit of $137,168 and used $162,663 of cash in operations during the nine months ended September 30, 2019 which raises substantial doubt for the entity to be able to continue as a going concern.

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

During the six months ended September 30, 2019, the Company has not issued any securities.

Description of Registrant’s Securities to be Registered

The authorized capital stock of our Company consists of 275,000,000 shares of common stock, par value $0.001 per share, of which there are currently 25,007,537 issued and 21,192,537 outstanding, and 5,000,000 shares of series A convertible preferred stock authorized of which there are 0 shares issued and outstanding.

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

DLT Resolution, Inc.

By:	/s/ John Wilkes	/s/ John Wilkes
	John Wilkes	John Wilkes
	President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)	(Principal Financial Officer)

	November 24, 2019	November 24, 2019

