Form 10-K
period 2019-12-31
DLT Resolution Inc.
filed 2020-04-30
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-K

_________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of voting and non‑voting common equity held by non‑affiliates of the registrant as of June 28, 2019 was approximately $22,211,556 (based on a closing sale price of $1.39 per share as reported for the NASDAQ Global Select Market on June 28, 2019). For purposes of this calculation, shares of common stock held by officers, directors and their affiliated holders and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2020, 21,217,537 shares of the registrant’s Common Stock, $ 0.001 par value, were outstanding.

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

Description of Business

DLT Resolution Inc. (“DLT”) currently operates in three high-tech industry segments: Blockchain Applications; Telecommunications; and Data Services which includes Image Capture, Data Collection, Data Phone Center Services, and Payment Processing. Its clients represent some of the top businesses from a variety of sectors. Additionally, the Company formed a wholly-owned Canadian subsidiary to carry on business in Canada on effective November 23, 2017 and acquired A.J.D. Data Services on January 21, 2018. The Company offers secure data management, Information Technology (IT) and other telecommunications services in Canada and the United States. DLT Resolution helps organizations that have invoices, ledgers, statements, applications, surveys, employee and customer rewards programs and a wide range of other non-core functions benefit from data management.  DLT Resolution also operates a Health Information Exchange providing the ability to request and retrieve medical information & records while meeting all of today's Security & Compliance demands for HIPAA, PIPEDA and PHIPA. Through RecordsBank.org, the Company offers an easy to use online gateway to its centralized system for patients, lawyers and insurers to retrieve and access medical records. The Company is preparing to launch a Distributed Ledger Technology “Blockchain” version of the service placing electronic health records on this secure platform. The Company has finished making the “Blockchain” but has yet to launch the initiative yet.  The Company expects to launch this initiative during the second calendar quarter of 2020.

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

DLT operates in Canada through its wholly owned subsidiary DLT Resolution Corp., and a wholly owned subsidiary DLT Data Services Ltd. formed in December 2018.

Employees

Currently there are 8 employees of the Company through its wholly owned subsidiaries. Management works at the pleasure of the board and for the foreseeable future, additional work on its development efforts are to be contracted out.

Research and Development Expenditures

During the year ended December 31, 2019, the Company has not incurred any research expenses.

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

Dividends

We declared $0 and $0 of dividends on preferred stock during the years ended December 31, 2019 and 2018.

Securities Authorized for Issuance under Equity Compensation Plans

There is no stock option plan in place for the company.

Recent Sales of Unregistered Securities

There was no sale of unregistered securities during the year ended December 31, 2019.

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

Securities issued in 2019

During the year ended December 31, 2019 the Company issued 62,500 shares of common stock for $25,000 in cash.

ITEM 6 SELECTED FINANCIAL DATA.

Summary of Financial Data

	December 31, 2019	December 31, 2018
Revenues	$463,325	$227,343

Operating Expenses	$546,542	$351,724

Earnings (Loss)	$(1,039,318)	$(329,282)

Total Assets	$589,253	$1,299,125

Liabilities	$957,553	$562,278

Stockholders’ Equity (Deficit)	$(368,300)	$736,847

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of DLT Resolution Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Critical Accounting Policies

Use of Estimates

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the year ended December 31, 2019.

Revenue Recognition

Revenue is recognized when persuasive evidence of an agreement exists, the price is fixed or determinable, goods are delivered, or services performed and collectability is reasonably assured.

Going concern

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has limited cash, and an accumulated deficit of $4,635,230 These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

Principals of Consolidation

The consolidated financial statements represent the results of DLT Resolution, Inc.; its wholly owned subsidiary, DLT Resolution Corp.; its 100%-owned subsidiary, DLT Data Services; and the assets, processes, and results therefrom of 1922861 Ontario Inc. Note 7 – Acquisition of 1922861 Ontario Inc.) All intercompany transactions and balances have been eliminated.

Plan of Operations

Liquidity and Capital Resources. As of December 31, 2019, we had $13,140 of cash on hand and total liabilities of $957,533 We must secure additional funds in order to continue our business. We were required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees and may be required to secure additional financing to fund future filings. We believe that we will be able to obtain this loan from a current shareholder of the Company. Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. Total operating expenses were $546,542 during the year ended December 31, 2019 compared to $351,724 during the year ended December 31, 2018. The increase in operating expenses relates to the Company striving to build its business and expand our offerings.

Other Income (Expense): Other Income (Expenses) totaled ($801,227) during the year ended December 31, 2019 compared to $20,648 during the year ended December 31, 2018.

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

During 2019 the Company engaged BFBorgers CPA, PC as its new independent registered accounting firm. They have filed the 10-Q’s for each quarter in 2019.

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

As of December 31, 2019 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION.

None.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their respective age as of December 31, 2018 are as follows:

Director:

Name of Director	Age
John Wilkes	58

Executive Officer:

Name of Officer	Age	Office
John Wilkes	58	President, CEO and CFO

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

John Wilkes

Mr. Wilkes, M.B.A., C.P.A., C.A. (58) earned his C.A. designation with Price Waterhouse in Toronto, Canada. Since 2005, Mr. Wilkes has been an Independent Investment Management Professional, making private investments in both private and public companies that, for the most part, have their core business in the environmental space.

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

Code of Ethics. We have not adopted a Code of Ethics for our principal executive and financial officers.

ITEM 11 EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
John Wilkes Director	2019	0	0	0	0	0	0	0
John Wilkes Director	2018	0	0	0	0	0	0	0

There has been no cash payment outside of the amounts above paid to the individuals above for services rendered in all capacities to us for the year ended December 31, 2018 and 2017. Minimal compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the year ended December 31, 2019 and 2018.

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

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2019, there were no other material transactions between the Company and any Officer, Director or related party that has not been disclosed in footnote 4 to the financial statements. Additionally, there are no Officers, Directors or other related parties that since the date of incorporation had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the years ended December 31, 2019 and 2018, the Company incurred auditing expenses of approximately $8,000 and $16,000. There were no other audit related services or tax fees incurred.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Consolidated Financial Statements

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation

3.2	By-Laws

23.1	Consent of Accountant

31.1	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ John Wilkes	/s/ John Wilkes
John Wilkes	John Wilkes
President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)

April 30, 2020	April 30, 2020

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Consolidated Financial Statements

December 31, 2019 and 2018

F-1

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Consolidated Financial Statements

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of DLT Resolution, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of DLT Resolution, Inc. (the "Company") as of December 31, 2019, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

April 27, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

DLT Resolution Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DLT Resolution Inc. (the “Company”) as of December 31, 2018, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New Delhi, India

September 16, 2019

DLT RESOLUTION, INC
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$13,140	$12,908
Accounts receivable	34,631	12,217
Assets held for sale	-	656,735
Total current assets	47,771	681,860

Intangible assets, net of accumulated amortization	376,460	460,491
Goodwill	165,022	156,774

Total assets	$589,253	$1,299,125

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$16,782	$-
Accounts payable and accrued liabilities	99,201	48,921
Accounts payable, related party	15,000	40,000
Interest payable, related party	34,190	26,875
Related party payables	20,880	17,713
Current notes payables, related party	81,500	81,500
Liabilities held for sale	-	146,127
Total current liabilities	267,553	361,136

Notes payable, net of current portion	5,000	5,000
Other long term liability	685,000	196,142

Total liabilities	957,553	562,278

Stockholders' equity (deficit)
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; 0 and 0 issued and outstanding at December 31, 2019 and December 31, 2018	-	-
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; 64,000 and 64,000 issued and outstanding at December 31, 2019 and December 31, 2018	64,000	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 24,395,037 and 24,982,537 issued; 21,167,537 and 21,167,537 outstanding at December 31, 2019 and December 31, 2018	24,395	24,983
Additional paid in capital	4,218,265	4,192,678
Other comprehensive income	(34,430)	(37,688)
Treasury stock, 3,815,000 shares	(5,300)	(5,300)
Accumulated deficit	(4,653,230)	(3,595,912)
Total equity (deficit) attributable to parent	(368,300)	642,761

Non-controlling interest	-	94,087
Total stockholder's equity (deficit)	(368,300)	736,848

Total liabilities and stockholders' deficit	$589,253	$1,299,125

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC.
Consolidated Statements of Operations

	Year ended December 31,
	2019	2018
Revenue	$463,325	$227,343
Cost of revenue	154,874	108,401
Gross margin	308,451	118,942

Operating expenses
General and administrative	366,012	205,109
Professional fees	180,529	146,615
Total operating expenses	546,542	351,724

Income (loss) from operations	(238,091)	(232,782)

Other income (expense)
Gain/(loss) on change in fair market value of derivative liability	-	(2,427)
Gain/(loss) on stock based liability	(467,487)	-
Foreign exchange gain/(loss)	5,362	(3,992)
Loss on investment	(331,787)	-
Other income	-	31,834
Interest expense	(7,315)	(4,767)
Total other income (expense)	(801,227)	20,648

Net loss from continuing operations	$(1,039,318)	$(212,134)

Loss from discontinued operations	$-	$(117,148)

Net loss attributable to common stockholders	$(1,039,318)	$(329,282)

Loss from continued operations per common share, basic and diluted	$(0.05)	$(0.01)
Loss from discontinued operations per common share, basic and diluted	$-	$(0.01)
Net loss from operations per common share, basic and diluted	$(0.05)	$(0.02)
Weighted average basic shares outstanding	20,871,886	19,263,408
Weighted average diluted shares outstanding	20,871,886	19,263,408

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC.
Consolidated Statements of Comprehensive Loss

	Year ended December 31,
	2019	2018
Net income (loss)	$(1,039,318)	$(329,282)

Other comprehensive loss
Foreign currency translation adjustment	3,258	(35,425)
Total other comprehensive loss	3,258	(35,425)

Comprehensive income (loss)	$(1,036,060)	$(364,707)

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC
(fka HEMCARE HEALTH SERVICES INC.)
Statement of Changes in Stockholders' Deficit

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Other comprehensive	Treasury	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income	Stock	Deficit	Interest	Total
Balance, December 31, 2016	-	-	-	-	27,333,221	27,333	2,859,164.00	24.00	(100.00)	(3,348,765)	-	(462,344)
											-
Series A preferred stock issued in exchange for common stock	25,000.00	25,000.00	-	-	(241,700)	(242)	(24,758.00)	-	-	-	-	-
Series B preferred stock issued for intangible asset	-	-	64,000.00	64,000.00	-	-	-	-	-	-	-	64,000
Common shares issued in exchange for note payable principal	-	-	-	-	1,250,000	1,250	248,750.00	-	-	-	-	250,000
Common shares issued in exchange for related party payable	-	-	-	-	345,350	346	34,190.00	-	-	-	-	34,536
Common shares rescinded	-	-	-	-	(7,114,000)	(7,114)	7,114.00	-	-	-	-	-
Forgiveness of related party convertible note payable	-	-	-	-	-	-	2,634.00	-	-	-	-	2,634
Forgiveness of related party interest payable	-	-	-	-	-	-	2,300.00	-	-	-	-	2,300
Forgiveness of related party payable	-	-	-	-	-	-	500.00	-	-	-	-	500
Related party note payable entered into for purchase of treasury stock	-	-	-	-	-	-	-	-	(100.00)	-	-	(100)
Notes payable entered into for purchase of treasury stock	-	-	-	-	-	-	-	-	(5,100.00)	-	-	(5,100)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(8.00)	-	-	-	(8)
Dividend declared on preferred stock	-	-	-	-	-	-	-	-	-	(1,249)	-	(1,249)
Net loss, year ended December 31, 2017	-	-	-	-	-	-	-	-	-	(44,687)	-	(44,687)
Balance, December 31, 2017	25,000.00	$25,000.00	64,000.00	$64,000.00	21,572,871	$21,573	$3,129,894.00	$16.00	$(5,300.00)	$(3,394,701)	-	(159,518)
			-	-							-
Issuance of common stock for cash proceeds	-	-	-	-	745,778	746	235,254.00	-	-	-	-	236,000
Written back of dividends payable for preferred stock converted to common							26,697.00			-	-	26,697
Issuance of common stock for acquisitions			-	-	2,575,000	2,575	775,922.00	-	-	-	-	778,497
Stock split rounding			-	-	63,888	64	(63.89)	-	-	-	-	-
Foreign currency translation adjustment								(37,704.00)			2,279	(35,425)
Conversion of preferred stock to common stock	(25,000.00)	(25,000.00)	-	-	25,000	25	24,975.00	-	-	-	-	-
Non-controlling interest in acquisition										-	219,877	219,877
Net income, year ended December 31, 2018	-	-	-	-	-	-	-	-	-	(201,211)	(128,069)	(329,280)
Balance, December 31, 2018	-	$-	64,000.00	$64,000.00	24,982,537	$24,983	$4,192,678	$(37,688.00)	$(5,300.00)	$(3,595,912)	94,087	$736,848

Foreign currency translation adjustment								3,258				3,258
Issuance of common stock for cash proceeds					62,500	62	24,937	-	-	-		24,999
Recission of common shares					(650,000)	(650)	650					-
Net Income, period ended December 31, 2019										(1,039,318)		(1,034,030)
Balance, December 31, 2019	-	-	64,000	64,000	24,395,037	24,395	4,218,265	(34,430)	(5,300)	(4,635,230)	-	(368,300)

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC
Consolidated Statements of Cash Flows

	December 31,
	2019	2018
Cash flows from operating activities
Net (loss) from continuing operations	$(1,039,318)	$(212,134)
Net (loss) from discontinued operations, net of income taxes		(220,263)
Adjustments to reconcile net loss to net cash used in operating activities
Derivative liability written back		(22,755)
Loss on investment	331,787	-
Loss on stock based liability	467,487	-
Loss related items	(50,581)	-
Depreciation and amortization expense	102,754	88,142
Loss on change in fair market value of derivative liability	-	2,427
Changes in operating assets and liabilities
Proceeds from bank overdraft	16,782	-
Accounts receivable	(18,686)	2,629
Proceeds from related parties	129,338
Payments to related party	3,153	(26,943)
Interest payable, related party	7,315	7,330
Accounts payable and accrued liabilities	48,429	14,594
Accounts payable, related party	(25,000)	(15,000)
Net cash used in continuing operating activities	(26,540)	(161,710)
Net cash provided/used by discontinued operating activities	-	1,627
Net cash provided/used in operating activities	-	(160,083)

Net cash used in investing activities
Net cash provided by acquisition	-	(14,825)
Net cash used in continuing investing activities	-	(14,825)
Net cash provided/used in discontinued investing activities	-	(5,977)
Net cash used in investing activities	-	(20,802)

Cash flows from financing activities
Repayments of convertible notes payable	-	(4,900)
Proceeds from sale of common stock	25,000	236,000
Net cash provided by continuing financing activities	25,000	231,100
Net cash provided/used in discontinued financing activities	-	3,718
Net cash provided by financing activities	25,000	234,818

Net change in cash	(1,540)	53,933
Effect of exchange rate on cash	1,772	(18,972)
Cash at beginning of period	12,908	8,899
Cash and cash equivalents of discontinued operations	$-	$30,954
Cash and cash equivalents of continued operations	13,140	$12,908

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Retiring of common shares	$650	$-
Other long term liability entered into for acquisition of AJD Data Services	$-	$360,585
Common shares issued in exchange for preferred shares	$-	$25,000
Common shares issued for asset purchase	$-	$417,815
Other long term payable for Ontario Inc acquisition	$-	$196,142

See accompanying notes to consolidated financial statements.

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Note 1 - Nature of Business

The Company was organized on January 17, 2007 (Date of Inception) under the laws of the State of Nevada, as DBL Senior Care, Inc. and subsequently changed its name to DLT Resolution Inc on December 4, 2017.

DLT Resolution Inc. (“DLT”) currently operates in three high-tech industry segments: Blockchain Applications; Telecommunications; and Data Services which includes Image Capture, Data Collection, Data Phone Center Services, and Payment Processing. The Company completed its acquisition of 1922861 Ontario Inc. (“Ontario”) as on April 12, 2018. See Note 7 – Acquisition of 1922861 Ontario Inc. Both acquisitions were considered business combinations under ASC 805 “Business Combinations”.

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

DLT operates in Canada through its wholly owned subsidiary DLT Resolution Corp., its wholly owned subsidiary DLT Data Services Ltd. formed in December 2018. Additionally, on January 14, 2019, the Company sold 70 of the 80 shares purchased in A.J.D. Data Services Ltd and then wrote off the entire purchase of the company reflected in the financials.

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

At December 31, 2019, there were no uncertain tax positions that require accrual.

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

Revenue Recognition

During the year ended December 31, 2019, the Company generated revenues from the sale of general information technology services focused on telephone system set up. The Company generated revenues of $463,325 and $227,343 during the years ended December 31, 2019 and 2018, respectively. The increase in revenue is the result of the Company’s acquisitions of 1922861 Ontario Inc.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation using the straight-line method over the estimated useful lives of the related assets, which range from three to five years.Maintenance and repair costs are expensed as they are incurred while renewals and improvements which extend the useful life of an asset are capitalized. At the time of retirement or disposal of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated results of operations.

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

As of December 31, 2019, and December 31, 2018, the Company had 0 and 0 shares, respectively, of Series A Preferred Stock issued and outstanding, which were convertible into 0 and 0 shares, respectively, of the Company’s common stock. Also, as of December 31, 2019 and December 31, 2018, the Company had 64,000 shares of Series B Convertible Preferred Stock issued and outstanding, which were convertible into 12,800 shares of the Company’s common stock. As of December 31, 2019 there is a potential earn out of an additional 500,000 restricted common shares of stock from the acquisition of 1922861 Ontario Inc (see Note 7 – Acquisition of 1922861 Ontario Inc).

Principals of Consolidation

The consolidated financial statements represent the results of DLT Resolution, Inc.; its wholly owned subsidiaries, DLT Resolution Corp. and DLT Data Services; and the assets, processes, and results therefrom of 1922861 Ontario Inc. Note 7 – Acquisition of 1922861 Ontario Inc.) All intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of 0.771486 and 0.732902 in effect at the balance sheet dates of December 31, 2019 and December 31, 2018, respectively. Statements of operations amounts have been translated using the annual weighted average exchange rates of 0.753670 for the year ended December 31, 2019. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). There was $5,362 currency transaction gains recognized during the periods presented.

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

DLT RESOLUTION, INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 3 - Going concern

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has limited cash and accumulated losses of $4,632,348. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

Note 4 - Related Party Transactions

No salaries were paid to directors or executives during the periods ended December 31, 2019 or 2018. All related party intercompany transactions have been eliminated.

During the year ended December 31, 2019, the Company had payments of $3,153 to related parties and had proceeds on outstanding payables from other related parties of $129,254. The related party payables and receivables to and from the Company are unsecured and due on demand. There were $20,880 and $17,713 due to related parties as of December 31, 2019 and December 31, 2018, respectively. During the year ended December 31, 2019, the Company also made payments for services rendered by related parties totaling $25,000, resulting in balances owed for such services of $15,000 and $40,000 at December 31, 2019 and December 31, 2018.

Interest payable, related party had a balance of $34,190 and $26,875 for the years ended December 31, 2019 and 2018 respectively. The interest payable relates to a current notes payable, related party and accrues interest at 9% per annum. $7,315 of interest expense was accrued for the year ended December 31, 2019.

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

There were 0 and 0 shares of series A convertible preferred stock issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.

Series B Convertible Preferred Stock

The Company is authorized to issue up to 500,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.20 per share.

There were 64,000 shares of series B convertible preferred stock issued and outstanding as of December 31, 2019 and December 31, 2018.

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

During the year ended December 31, 2018, the Company issued 745,778 common shares for cash proceeds of $236,000; 1,575,000 common shares valued at $360,729 for the acquisition of A.J.D. Data Services; 1,000,000 common shares valued at $417,815 for the acquisition of 1922861 Ontario Inc; 25,000 common shares for the conversion of 25,000 shares of Series A Convertible Preferred Stock and 63,888 common shares for rounding differences from the effect of a reverse stock split effected during the year ended December 31, 2017. Since then the company has written off the purchase of AJD Data Services along with everything involved with the Company.

There were 24,395,037 and 24,982,537 common shares issued and 21,167,537 and 21,167,537 outstanding at December 31, 2019 and December 31, 2018, respectively.

There were 650,000 shares that were retired in the 2019 calendar year.

Note 6 – Notes Payable

Related Party

During the year ended December 31, 2015, the Company entered into a note payable with a related party as a settlement for payment of consulting services provided valued at $350,000. The note carries interest of 9% compounded annually and was due on November 19, 2016. During the year ended December 31, 2016, the Company issued 50,000 shares of series A convertible preferred stock as repayment of $31,500 of accrued interest and $18,500 of outstanding principal. Additionally, on January 31, 2017, the Company issued 1,250,000 shares of common stock as repayment of $250,000 of principal. There was $81,500 and $81,500 of principal and $34,190 and $26,875 of accrued interest due as of December 31, 2019 and December 31, 2018.

Non – Related Party

On August 1, 2017, the Company entered into a note payable with an unrelated party to purchase common stock held by the unrelated party. The note was due on July 1, 2019 and bears no interest. There was $5,000 and $5,000 due as of December 31, 2019 and December 31, 2018.

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

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 8 – Derivative Liability

As of December 31, 2019 and December 31, 2018, Company had a derivative liability balance of $0 and $0 on the balance sheets and recorded loss of $0 and $2,427 for the years ended December 31, 2019 and 2018, respectively. The derivative liability activity comes from convertible notes payable as follows:

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

There is no derivative liability outstanding as of December 31, 2019.

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, equipment, customer relationships, software, domain names and non-compete agreements) and liabilities assumed (accounts payable and related party payable) at fair value as of the acquisition date. The carrying values of cash, accounts receivable, accounts payable and related party payable were deemed to be fair value as of the acquisition date. The Company determined the fair value of the equipment to be historical net book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. However, the allocation of excess purchase and the amounts allocated to intangible assets are now as per valuation of assets and liabilities performed by independent valuer. Under the purchase agreement, the Company issued 1,000,000 shares of common stock valued at $417,815 and committed to issue an additions 500,000 shares of common stock at certain milestones which was determined to have a fair value of $685,000 with mark to market pricing of DLT stock price as of December 31, 2019. Listed stock price was $1.37 on December 31st to determine value. The estimated fair value of the common stock to be issued of $685,000 is shown as an “other long-term liability” on the face of the balance sheet. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

December 31, 2019 and 2018

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

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Note 12 - Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Pursuant to FASB ASC Topic 740, when it is more likely than not that a tax asset cannot be realized through future income, the Company must provide an allowance for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period. The Company records estimated losses from interest and penalties arising from taxes remitted late as well as unrecognized tax benefits as they are incurred as general and administrative expenses. The Company did not have accrued interest or penalties related to income taxes as of December 31, 2019 or 2018. The Company has not filed the 2018 tax returns with the IRS as of the date of this filing.

The sources and tax effects of the temporary differences for the periods presented are as follows (rounded to the nearest thousand):

	December 31, 2019	December 31 2018
Net operating loss carry forward	$2,201,000	$1,172,000
Applicable Canadian Federal and Provincial tax rates	26.5%	26.5%
Deferred tax asset related to net operating losses	585,000	317,000
Deferred tax asset relating to debt discounts and derivative liability (at 26.55)	-	(5,000)
Valuation allowance	(585,000)	(312,000)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the United States federal statutory rate of 21% and 35% to the income tax recorded is as follows:

	December 31, 2019 (21%)	December 31, 2018 (35%)
Tax benefit at United States Federal statutory rate	$110,000	$27,000
Differences in U.S. and Canadian tax rates on provision	29,000	7,000
Increase in valuation allowance	(139,000)	(34,000)
Income tax provision	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2019 or 2018, or since inception.

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

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 13 – Discontinued Operations

Please see note 12 on the subsequent events regarding the items that happened after December 31, 2018. Due to the subsequent events the Company has completely phased out of A.J.D Data Services, Ltd. The assets and liabilities associated with the business are displayed as assets and liabilities held for sale as of December 31, 2018. They are listed as assets and liabilities held for sale due to the fact that the company divested itself of all investment in A.J.D. Data Services besides 10% interest on January 14, 2019 for a note receivable of $329,815 (CAD 450,000). As at December 31, 2018, value of the assets and liabilities has been presented at their net realizable value considering the value of note receivable. Additionally, the revenues and costs associated with this business are displayed as a loss from discontinued operations for the year ended December 31, 2018.

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

On March 29, 2019, DLT Resolution Corp. and DLT Resolution Inc. was served with a Statement of Claim ats 300-306 Town Centre Boulevard Limited Partnership/Court File No. CV-19-00617228-000 (Toronto) for unpaid rent and lost revenue related to the premises. In this action, the Plaintiff has claimed damages against the Defendants DLT Resolution Corp. and DLT Resolution Inc. in the amount of $567,385.13 for an alleged breach of lease. The Plaintiff has claimed damages against the Defendant DLT Resolution Inc. in the amount of $567,385.13 for allegedly wrongfully inducing a breach of lease and tortious interference with contractual relations. The Plaintiff has further claimed damages against the Defendant DLT Resolution Inc. in the amount of $567,385.13 for allegedly oppressive conduct under the Ontario Business Corporations Act. The Plaintiff has further claimed compensation for its legal costs and for pre-judgment interest. The Company filed a statement of Defense citing, amongst other things, that it has never entered into any agreement with the landlord, nor guaranteed any such liability. The Defendants DLT Resolution Corp. and DLT Resolution Inc. intend to contest the claim vigorously. There is no intention to make a settlement offer nor have instructions been received to make a settlement offer at this juncture. Since the statement of defense was delivered on 16 May 2019, the Company had no further communication from counsel for the Plaintiff nor have any steps been taken to move the litigation forward. Although there can be no assurance of the Company’s ability to dismiss the claim, management feels the claim is without merit and is confident it will receive a ruling in its favor. There are legal fees in the amount of $5,287.24 that is yet to be paid with regards to this settlement which have been accrued and are in the accounts payable as of December 31, 2019. The bill will be paid within the month.

Note 16 – Intangible assets

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20. Non-compete, customer relationships, website and the domain and trade name are capitalized after useful lives based on prior experience in the telecom industry. Gross capitalized intangible assets totaled $549,226. Related amortization expense, included in general and administrative expenses, totaled $84,031 and $88,735 for the years ended December 31, 2019 and 2018, respectively.

Estimated future amortization expense totals as follows:

Year ended December 31,
2020	101,362
2021	64,751
2022	64,751
2023	64,751
2024	64,751
2025	16,275
Total	$376,641

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

Note 17 – Accrued liabilities and payables

During the year ended December 31, 2018, the Company has written back the Accounts payable of $9,072 due to statute of limitation. Further, accrued liabilities of the Company as at December 31, 2018 include a HST / GST liability of $10,402 relating to DLT Resolution Corp.

Note 18 – Subsequent events

On January 13, 2020 the Company issued stock to Christopher Wilson in a stock subscription agreement. The amount received was $25,000 for 31,250 common shares issued.

Acquisition of Union Strategies Inc.

On January 30, 2020, DLT Resolution Inc. (the “Company” or “we”) entered into transactions contemplated by the definitive share for share exchange agreement and plan of re-organization (the “Purchase Agreement”) by and among the Company, Union Strategies Inc. a corporation organized under the laws of Ontario (“Union Strategies”), the stockholders of Union Strategies Inc. (“Stockholders”) and other parties signatory thereto to acquire all the issued and outstanding capital stock of Union Strategies Inc. for 1,500,000 restricted common shares of DLT Resolution. The acquisition will result in Union Strategies becoming a wholly owned subsidiary of The Company.

In addition to the consideration on closing an additional 1,000,000 restricted common shares may potentially be issued upon meeting the following milestones:

•	Gross sales of Union Strategies to exceed CAD $3,100,000 with a minimum $75,000 in EBITDA for final 2020.

Share issuances will be issued under reliance of appropriate exemptions from registration with the Securities & Exchange Commission and will contain substantial resale restrictions.

The Stock Purchase Agreement contains customary representations, warranties and covenants by Union Strategies Inc., as well as customary indemnification provisions among the parties.

Acquisition of Union Strategies Inc.

On March 1, 2020, DLT Resolution Inc. (the “Company ” or “ we”) entered into and closed the transactions contemplated by the definitive share for share exchange agreement and plan of re-organization (the “Share Purchase Agreement”) discussed in the Company’s Form 8-K filed on January 30, 2020.

Summary of Acquisition of Union Strategies Inc.

On January 30, 2020, DLT Resolution Inc. (the “Company or “we ”) entered into transactions contemplated by the definitive share for share exchange agreement and plan of re-organization (the “Purchase Agreement”) by and among the Company, Union Strategies Inc. a corporation organized under the laws of Ontario (“Union Strategies”), the stockholders of Union Strategies Inc. (“Stockholders”) and other parties signatory thereto to acquire all the issued and outstanding capital stock of Union Strategies Inc. for 1,500,000 restricted common shares of DLT Resolution. The acquisition will result in Union Strategies becoming a wholly owned subsidiary of The Company.

In addition to the consideration on closing an additional 1,000,000 restricted common shares may potentially be issued upon meeting the following milestones:

•	Gross sales of Union Strategies to exceed CAD $3,100,000 with a minimum $75,000 in EBITDA for fiscal 2020.

Share issuances will be issued under reliance of appropriate exemptions from registration with the Securities & Exchange Commissions and will contain substantial resale restrictions.

The Stock Purchase Agreement contains customary representations, warranties and covenants by Union Strategies Inc., as well as customary indemnification provisions among the parties.

