Form 10-Q
period 2020-03-31
DLT Resolution Inc.
filed 2020-07-07
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of July 7, 2020, 25,926,287 shares of the registrant’s Common Stock, $0.001 par value, were issued and 22,667,537 were outstanding.

FORM 10-Q

QUARTER ENDED MARCH 31, 2020

Item 1: Financial Statements

DLT RESOLUTION, INC
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$-	$13,140
Accounts receivable, net of allowance for doubtful accounts of $44,730 at March 31, 2020 and $0 at December 31, 2019	171,396	34,631
Total current assets	171,396	47,771

Property, plant and equipment, net of accumulated depreciation	84,869	-
Operating lease – right of use asset	11,642	-
Intangible assets, net of accumulated amortization	4,142,409	376,460
Goodwill	-	165,022

Total assets	$4,410,316	$589,253

LIABILITIES AND STOCKHOLDERS'DEFICIT

Current liabilities
Bank overdraft	$25,139	$16,782
Accounts payable and accrued liabilities	471,702	99,201
Accounts payable, related party	15,000	15,000
Interest payable, related party	36,034	34,190
Related party payables	20,858	20,880
Note payable, related party	81,500	81,500
Lease obligation – operating lease	6,023	-
Total current liabilities	656,256	267,553

Notes payable, net of current portion	5,000	5,000
Other long term liability	2,001,461	685,000
Lease obligation – operating lease, net of current portion	5,128	-
Total liabilities	2,667,845	957,553

Stockholders' deficit
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; 0 and 25,000 issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; 64,000 and 64,000 issued and outstanding at March 31, 2020 and December 31, 2019	64,000	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 25,926,287 and 24,395,037 issued; 22,698,787 and 21,167,537 outstanding at March 31, 2020 and December 31, 2019	25,926	24,395
Additional paid-in capital	6,641,734	4,218,265
Other comprehensive income	(19,757)	(34,430)
Treasury stock, 3,815,000 shares as of March 31, 2020 and December 31, 2019, at cost	(5,300)	(5,300)
Accumulated deficit	(4,964,132)	(4,653,230)
Total stockholders’ deficit	1,742,471	(368,300)

Total liabilities and stockholders' deficit	$4,410,316	$589,253

See accompanying notes to condensed consolidated financial statements.

DLT RESOLUTION, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2020	2019

Revenue	428,347	$122,009

Cost of revenue and operating expenses
Cost of revenue	238,686	33,674
General and administrative	196,245	59,354
Depreciation and amortization	115,268	25,655
Professional fees	40,439	32,571
Goodwill impairment loss	159,187	-
Total operating expenses	749,825	117,580

Loss from operations	(321,478)	(29,245)

Other income (expense)
Loss on stock based liability	-	(526,571)
Foreign exchange gain	-	5,366
Loss on investment	-	(331,787)
Interest expense	(7,424)	(1,804)
Total other (expense)	(7,424)	(854,796)

Net loss	(328,902)	$(884,041)

Basic loss per common share - net loss	(0.01)	$(0.05)
Diluted loss per common share - net loss	(0.01)	$(0.05)
Weighted average basic shares outstanding	25,427,317	19,263,408
Weighted average diluted shares outstanding	25,427,317	19,263,408

See accompanying notes to condensed consolidated financial statements.

4

DLT RESOLUTION, INC.
Condensed Consolidated Statements of Comprehensive Loss

	Three months ended March 31,
	2020	2019

Net loss	(328,902)	$(884,041)

Other comprehensive income
Gain on adjusted value of other long-term liability	230,024	-
Foreign currency translation adjustment	(215,351)	30,776
Total other comprehensive income	14,673	30,776

Comprehensive loss	(314,229)	$(853,265)

See accompanying notes to condensed consolidated financial statements.

DLT RESOLUTION, INC

Condensed Consolidated Statements of Changes in Stockholders' Deficit

Three Months Ended March 31, 2020

	Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury	Other Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Stock	income	Deficit	Interest	Total
Balance, December 31, 2019	64,000	$64,000	24,395,037	$24,395	$4,218,265	$(5,300)	$(34,430)	$(4,635,230)	-	(368,300)
	-	-							-	-
Issuance of common stock for cash proceeds	-	-	31,250	31	24,969	-	-	-	-	25,000
								-	-
Issuance of common stock for acquisitions	-	-	1,500,000	1,500	2,398,500	-	-	-	-	2,400,000

Foreign currency translation adjustment	-	-	-	-	-	-	(215,351)	-	-	(215,351)

Gain on adjusted value of other long-term liability	-	-	-	-	-	-	230,024	-	-	230,024

Net loss	-	-	-	-	-		-	(328,902)	-	(328,902)

Balance, March 31, 2020	64,000	$64,000	25,926,287	$25,926	$6,641,734	$(5,300)	$(19,757)	$(4,964,132)	-	$1,742,471

Three Months Ended March 31, 2019

Balance, December 31, 2018	64,000	$64,000	24,982,537	$24,983	$4,192,678	$(37,688)	$(5,300)	$(3,595,912)	$94,087	$736,848
Foreign currency translation adjustment	-	-	-	-	-	30,775	-	-	-	30,775
Net loss	-	-	-	-	-	-	-	(884,041)	(94,087)	(978,128)
Balance, March 31, 2019	64,000	$64,000	24,982,537	$24,983	$4,192,678	$(6,913)	$(5,300)	$(4,479,953)	$-	$(210,505)

See accompanying notes to condensed consolidated financial statements.

DLT RESOLUTION, INC
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Cash flows from operating activities
Net loss	$(328.902)	$(884,041)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on investment	-	331,787
Loss on stock based liability	-	526,571
Loss related items	-	(50,581)
Depreciation and amortization expense	115,268	25,655
Goodwill impairment loss	159,187	-
Changes in operating assets and liabilities
Accounts receivable	13,958	(40,509)
Lease obligation	(1,580)	-
Interest payable, related party	1,844	1,804
Accounts payable and accrued liabilities	20,698	1,335
Accounts payable, related party	-	(25,000)
Net cash used in operating activities	(19,527)	(112,979)

Net cash used in investing activities
Purchase of equipment	(1,911)	-
Net cash used in investing activities	(1,911)	-

Cash flows from financing activities
Repayment of bank overdrafts	(11,278)	-
Proceeds from sale of common stock	25,000
Proceeds from (repayments to) related parties	(4,256)	146,407
Net cash provided by financing activities	9,466	146,507

Net change in cash	(11,972)	33,428
Effect of exchange rate on cash	(1,168)	7,994
Cash at beginning of period	13,140	12,908
Cash at end of period	$-	$54,330

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Other long term liability entered into for acquisition of Union Strategies, Inc.	$1,370,000	$-
Common shares issued for acquisition of Union Strategies, Inc.	$2,400,000	$-
Net of Union Strategies, Inc. assets acquired and liabilities assumed	$4,000,000	$-

See accompanying notes to condensed consolidated financial statements.

DLT RESOLUTION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

Note 1 – Organization and Significant Accounting Policies

DLT Resolution Inc. (“DLT, the “Company”, “we” and “our”) operates in three high-tech industry segments: Blockchain Applications; Telecommunications; and Data Services which includes Image Capture, Data Collection, Data Phone Center Services, and Payment Processing. The Company offers secure data management, Information Technology (IT) and other telecommunications services in Canada and the United States. The Company operates a Health Information Exchange providing the ability to request and retrieve medical information and records while meeting all of today’s Security & Compliance demands for HIPAA, PIPEDA and PHIPA. Through our acquisition of Union Strategies, Inc. (“USI”), the Company operates a business focused on designing, installing and maintaining telephony, data, video, storage, and LAN/WAN networks. USI’s clients encompass K-12 and higher education institutions, trades industry organizations, and local government entities having memberships ranging from 100 to 10,000 people that utilize products and services that USI provides by deploying a variety of technologies to keep client networks up and running efficiently.

The Company had an accumulated deficit of $4,653,230 and a working capital deficit of $219,782 as of December 31, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company’s existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2020 are not necessarily indicative of the results that we will have for any subsequent period.

Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2020 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K as filed with the SEC on April 30, 2020.

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

At March 31, 2020, there were no uncertain tax positions that require accrual.

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

Net Income (Loss) Per Share

Net loss per share is calculated in accordance with FASB ASC topic 260. Basic earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period, assuming conversion or exercise of all potentially dilutive securities outstanding during each reporting period presented. Potentially dilutive securities are not presented or used in the computation of diluted loss per share on the statement of operations for periods when the Company incurs net losses, as their effect would be anti-dilutive.

As of March 31, 2020 and 2019, the Company had 64,000 shares of Series B Convertible Preferred Stock issued and outstanding, which were convertible into 12,800 shares of the Company’s common stock. As of March 31, 2020, the Company expects to issue an additional 1,500,000 restricted common shares of stock from recent acquisitions. See Note 2.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of 0.711187 and 0.771486 in effect at the balance sheet dates of March 31, 2020 and December 31, 2019, respectively. Unaudited condensed consolidated statements of operations amounts have been translated using the annual weighted average exchange rates of 0.744205 for the three months ended March 31, 2020 and 0.752067 for the three months ended March 31, 2019. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). Foreign currency transaction gains recognized for the three-month periods ended March 31, 2020 and 2019 were $0 and $5,366, respectively.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires entities to establish an allowance for credit losses for most financial assets. Prior US GAAP was based on an incurred loss methodology for recognizing credit losses on financial assets measured at amortized cost and available-for sale debt securities. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 31, 2018. The amendments in this ASU did not have a material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820) — Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. ASU 2018-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The amendments in this ASU did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740) — Simplifying the Accounting for Income Taxes. ASU 2019-12 which modifies ASC 740 to simplify the accounting for income taxes. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. We have not yet completed the full assessment of the impact on our condensed consolidated financial statements or related disclosures.

In March 2020, The FASB issued ASU 2020-03, Codification Improvements to Financial Instruments – Issue 4: Cross-Reference to Line of-Credit or Revolving-Debt Arrangements Guidance in Subtopic 470-50. Stakeholders the ASU requests that paragraphs 470-50-40-17 through 40-18, which describe the accounting for fees between debtor and creditor and third-party costs directly related to exchanges or modifications of debt instruments, reference paragraph 470-50-40-21 for line-of-credit or revolving-debt arrangements. We have not yet completed the full assessment of the impact on our condensed consolidated financial statements or related disclosures.

Note 2 – Acquisitions

Acquisition of 1922861 Ontario Inc.

On April 12, 2018, the Company entered into and closed the transactions contemplated by the definitive asset purchase agreement and plan of re-organization by and among the Company, 1922861 Ontario Inc. a corporation organized under the laws of Ontario (“1922861 Ontario Inc.”), the stockholders of 1922861 Ontario Inc. and other parties signatory thereto to acquire all the operating assets of 1922861 Ontario Inc. for 500,000 restricted common shares of DLT Resolution valued at $212,520, and a payment of CAD $19,200 to 1922861 Ontario’s supplier. On September 21, 2018 the 1922861 Ontario Inc. acquisition reached the first milestone and received another 500,000 restricted commons shares of DLT Resolution valued at $205,295. The acquisition is considered a business combination for accounting purposes under ASC 805, and resulted in the integration of 1922861 Ontario Inc.’s operating assets and processes into the Company’s Canadian subsidiary DLT Resolution Corp.

In addition to the consideration on closing, an additional 500,000 restricted shares of Company Common Stock may potentially be issued upon the acquired base generating CAD $500,000 in cumulated gross sales with a 10% pre-tax profit. The Company has allotted 24 months to achieve this milestone. There is full acceleration to allow for full vesting as quickly as the cumulative sales milestones are reached.

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, equipment, customer relationships, software, domain names and non-compete agreements) and liabilities assumed (accounts payable and related party payable) at fair value as of the acquisition date. The carrying values of cash, accounts receivable, accounts payable and related party payable were deemed to be fair value as of the acquisition date. The Company determined the fair value of the equipment to be historical net book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. However, the allocation of excess purchase and the amounts allocated to intangible assets are now as per valuation of assets and liabilities performed by independent valuer. Under the purchase agreement, the Company issued 1,000,000 shares of Common Stock valued at $417,815 and committed to issue an additional 500,000 shares of Common Stock at certain milestones, which was determined to have a fair value of $685,000 with mark to market pricing of DLT stock price as of December 31, 2019 and March 31, 2020 using its $1.37 closing price as of both dates. The obligation to issue the 500,000 shares of Company Common Stock is shown as an “other long-term liabilities” on the face of the balance sheet and was valued at $685,000 as of March 31, 2020 and December 31, 2019, respectively. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS ACQUIRED
Accounts receivable	$18,663
Customer list	103,255
Developed technology	321,679
Domain and trade name	3,971
Non-compete	37,330
Goodwill	169,896
TOTAL ASSETS ACQUIRED	$654,794

LIABILITIES ASSUMED
Accounts payable	22,197
HST payable	2,147
TOTAL LIABILITIES ASSUMED	24,344

NET ASSETS ACQUIRED	$630,450

Acquisition of Union Strategies Inc.

On January 30, 2020, the Company entered into transactions contemplated by the definitive share for share exchange agreement and plan of re-organization (the “Purchase Agreement”) by and among the Company, Union Strategies. Inc. (“USI”), the stockholders of USI and other parties signatory thereto to acquire all the issued and outstanding capital stock of USI for 1,500,000 shares of the Company’s restricted Common Stock (the “Closing Shares”). The acquisition resulted in USI becoming a wholly-owned subsidiary of the Company.

In the event that USI’s gross revenue for 2020 exceeds CAD $3,100,000 and it generates a minimum $75,000 in EBITDA (the “Performance Targets”), the Company agreed to issue an additional 1,000,000 shares of restricted Company Common Stock (“the Contingent Shares”) as additional purchase price consideration, which the Company estimates is probable that the Performance Targets will be achieved. Based on the $1.60 closing share price of the Company’s Common Stock on January 30, 2020, the Closing Shares are valued at $2,400,000 and the Contingent Shares are valued at $1,600,000, for a total purchase price consideration of $4,000,000.

The Company applied the acquisition method to the business combination and valued each of the assets acquired and liabilities assumed at fair value as of the acquisition date. The carrying values of accounts receivable, property and equipment, right to use asset, accounts payable, HST payable, accrued liabilities and lease obligation were deemed to be fair value as of the acquisition date. The preliminary allocation of the purchase price is based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. However, the estimates of the fair value of the assets acquired and liabilities assumed are subject to revision based on the results of their valuation performed by an independent valuer. The obligation to issue the Contingent Shares is subject mark to market pricing of DLT stock price and is included in “other long-term liabilities” on the face of the balance sheet and valued at $1,370,000 based on the $1.37 closing share price of DLT Common Stock on March 31, 2020.

The following table shows the estimated fair values of USI’s assets acquired and liabilities assumed at the January 30, 2020 date of acquisition:

ASSETS ACQUIRED
Accounts receivable, net	$163,138
Property and equipment, net	91,506
Right to use asset, net	14,001
Customer list	2,073,780
Developed technology	2,073,740
TOTAL ASSETS ACQUIRED	$4,416,126

LIABILITIES ASSUMED
Accounts payable, HST payable and accrued liabilities	402,582
Lease obligation	13,544
TOTAL LIABILITIES ASSUMED	416,126

NET ASSETS ACQUIRED	$4,000,000

Pro Forma

The following table presents the unaudited pro forma results of the Company for the years ended December 31, 2019 and 2018 as if the acquisitions of USI and the combined 1922861 Ontario Inc. and DLT Resolution Corp. occurred on January 1, 2018. The pro forma results include estimates and assumptions which management believes are necessary. However, pro forma results do not include an anticipated cost savings or their effects of the planned integration of USI and 1922861 Ontario Inc. and are not necessarily indicative of the result that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The unaudited pro forma revenue and net loss for USI was approximately $2,730,000 and $175,000, respectively, for 2019. The unaudited pro forma revenue and net income for USI was approximately $2,700,000 and $88,000, respectively, for 2018. The unaudited pro forma revenue and net loss for the combined 1922861 Ontario Inc. and DLT Resolution Corp. was approximately $953,000 and $374,000, respectively, for the year ended December 31, 2018. The pro forma information includes adjustments for the amortization of intangible assets.

	Year ended December 31,
	2019	2018
	(unaudited)	(unaudited)

Revenue	$3,193,000	$3,653,000
Net loss	(1,730,000)	(802,000)

USI and 1922861 Ontario Inc. did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and net losses.

Note 3 – Goodwill and Intangible Assets

Due to a sustained decline in the market capitalization of our common stock during the first quarter of 2020, we performed an interim goodwill impairment test. Management considered that, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium, other operating conditions, and the effect of changes in estimates and assumptions that could materially affect the determination of fair value and goodwill. As a result of the significant decline in the current market capitalization despite any of the other positive factors contemplated and relatively little change in our ongoing business operations, the outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill of $159,187 recorded in the unaudited condensed consolidated financial statements for the three months ended March 31, 2020.

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of March 31, 2020 and December 31, 2019, identifiable intangibles were as follows:

	March 31, 2020	December 31, 2019

Developed technology	$2,237,296	$312,452
Customer relationships	2,041,719	100,293
Website	119,000	119,000
Domain and trade name	3,556	3,857
Non-compete	33,426	36,260
Accumulated amortization	(292,588)	(195,402)
Total intangible assets, net	$4,142,409	$376,460

Expected future amortization expense related to identifiable intangibles based on our carrying amount as of March 31, 2020 for the following five years is as follows (in thousands):

For the Twelve Months ended March 31,
2021	$568,045
2022	542,228
2023	542,228
2024	542,228
2025	486,740
Thereafter	1,460,940
$4,142,409

Note 4 – Note Payable

On August 1, 2017, the Company issued a non-interest bearing $5,000 note payable due on July 1, 2019 to a third party in exchange for Company Common Stock held by the third party. As of March 31, 2020, the note is unpaid.

Note 5 – Other Long-term Liabilities

Other long-term liabilities consist of the Company’s obligations to issue shares of its Common Stock pursuant to recent acquisitions. See Note 2. As of March 31, 2020, total other long-term liabilities $1,905,280 consisted of $631,461 for shares issuable for the Acquisition of 1922861 Ontario Inc. and $1,273,819 for the shares issuable for the acquisition of USI. As of December 31, 2019, total other long-term liabilities consisted of $685,000 for shares issuable for the Acquisition of 1922861 Ontario Inc. The liabilities are subject to mark to market accounting based on the market price of DLT shares of Common Stock and will be extinguished once the shares are issued.

Note 6 – Stockholders’ Equity

Common Stock

On January 13, 2020, the Company issued 31,250 shares of restricted Company Common Stock to a third party individual in a stock subscription agreement for $25,000 in cash.

The Company issued 1,500,000 shares of restricted Common Stock pursuant to the Purchase Agreement to acquire USI. See Note 2.

Series A Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.10 per share. There were no shares of series A convertible preferred stock issued and outstanding as of March 31, 2020 and December 31, 2019.

Series B Convertible Preferred Stock

The Company is authorized to issue 500,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.20 per share. There were 64,000 shares of series B convertible preferred stock issued and outstanding as of March 31, 2020 and December 31, 2019.

Note 7 - Related Party Transactions

No compensation was incurred for the services of the Company’s directors or executives during the periods ended March 31, 2020 and 2019.

As of March 31, 2020 and December 31, 2019, the Company had outstanding amounts payable to a related party payables of $20,858 and $20,880. The obligations are unsecured, non-interest bearing, due on demand and payable in Canadian dollars, with the change in the liability from December 31, 2019 to March 31, 2020 attributable to the change in the exchange rate for U.S. and Canadian dollars.

The Company has a note payable to a related party as settlement for consulting services. The note carries interest of 9% compounded annually and is due on demand. As of March 31, 2020 and December 31, 2019, $81,500 of principal and $36,034 and $34,190 of accrued interest was due, respectively.

Note 8 – Concentrations

During the three-month periods ended March 31, 2020 and 2019, no single customer accounted for more than 10% of our total revenue for the respective periods. As of March 31, 2020 and December 31, 2019, no single customer had an outstanding accounts receivable balance that exceeded 10% of our total accounts receivable at that time.

Note 9 – Commitments and Contingencies

Litigation

On March 29, 2019, DLT Resolution Corp. and DLT Resolution Inc. was served with a Statement of Claimants 300-306 Town Centre Boulevard Limited Partnership/Court File No. CV-19-00617228-000 (Toronto) for unpaid rent and lost revenue related to the premises. In this action, the Plaintiff has claimed damages against the Defendants DLT Resolution Corp. and DLT Resolution Inc. in the amount of $567,385.13 for an alleged breach of lease. The Plaintiff has claimed damages against the Defendant DLT Resolution Inc. in the amount of $567,385.13 for allegedly wrongfully inducing a breach of lease and tortious interference with contractual relations. The Plaintiff has further claimed damages against the Defendant DLT Resolution Inc. in the amount of $567,385.13 for allegedly oppressive conduct under the Ontario Business Corporations Act. The Plaintiff has further claimed compensation for its legal costs and for pre-judgment interest. The Company filed a statement of Defense citing, amongst other things, that it has never entered into any agreement with the landlord, nor guaranteed any such liability. The Defendants DLT Resolution Corp. and DLT Resolution Inc. intend to contest the claim vigorously. There is no intention to make a settlement offer nor have instructions been received to make a settlement offer at this juncture. Since the statement of defense was delivered on 16 May 2019, the Company had no further communication from counsel for the Plaintiff nor have any steps been taken to move the litigation forward. Although there can be no assurance of the Company’s ability to dismiss the claim, management feels the claim is without merit and is confident it will receive a ruling in its favor.

Leases Commitment

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. USI has an operating lease for its Edmonton, Canada facility that started in March 2019 and terminates in February 2022. There was no sublease rental income for the three-month periods ended March 31, 2020 and 2019. USI paid approximately $2,222 against the Lease obligation in the three months ended March 31, 2020.

USI’s lease agreement does not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

ROU lease asset and lease liability for the operating lease is recorded in the balance sheet as follows:

As of
March 31, 2020
Operating lease - right of use asset	$11,642

Lease obligations — operating leases, current portion	$6,023
Lease obligations — operating leases, net of current portion	5,128
Total lease liability	$11,151

Weighted average remaining lease term (in years)	1.9
Weighted average discount rate	7.75%

Future lease payments included in the measurement of lease liabilities on the unaudited balance sheet as of March 31, 2020, for the following five fiscal years and thereafter were as follows:

For the year ending
December 31,

2020	$5,121
2021	6,827
2022	1,138
Total future minimum lease payments	13,086
Present value adjustment	1,935
Total	$11,151

Other Commitments

As permitted under Canadian Corporations Business Act, USI agrees to indemnify officers and directors for certain events or occurrences while the officer or director is, or was, serving at USI’s request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments USI could be required to make under these indemnification agreements; however, USI maintains insurance policy coverage that may enable USI to recover a portion of any amounts paid. As a result of USI’s insurance policy coverage, management believes the estimated fair value of these indemnifications is minimal. Accordingly, USI did not record any indemnification liabilities as of March 31, 2020 and December 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation. Shareholders’ Equity General

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about DLT Resolutions’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements. In addition, statements about the potential effects of the COVID-19 pandemic on the Company’s businesses, results of operations and financial condition may constitute forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on April 30, 2020, under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Overview

DLT Resolution Inc. (“DLT, the “Company”, “we” and “our”) operates in three high-tech industry segments: Blockchain Applications; Telecommunications; and Data Services which includes Image Capture, Data Collection, Data Phone Center Services, and Payment Processing. The Company offers secure data management, Information Technology (IT) and other telecommunications services in Canada and the United States. The Company operates a Health Information Exchange providing the ability to request and retrieve medical information and records while meeting all of today’s Security & Compliance demands for HIPAA, PIPEDA and PHIPA. Through our acquisition of Union Strategies, Inc. (“USI”), the Company operates a business focused on designing, installing and maintaining telephony, data, video, storage, and LAN/WAN networks. USI’s clients encompass K-12 and higher education institutions, trades industry organizations, and local government entities having memberships ranging from 100 to 10,000 people that utilize products and services that USI provides by deploying a variety of technologies to keep client networks up and running efficiently.

Recent Developments

On January 30, 2020, the Company acquired all the issued and outstanding capital stock of USI for 1,500,000 shares of the Company’s restricted Common Stock with the potential issuance of an additional 1,000,000 shares should USI achieve financial performance targets (See Note 2). The acquisition, valued at $4,000,000 resulted in USI becoming a wholly owned subsidiary of the Company. USI was organized on October 24, 2011 under the Ontario Business Corporations Act of 1990 and is located in Woodbridge, Ontario, Canada. USI is focused on designing, installing and maintaining telephony, data, video, storage, and LAN/WAN networks. USI has clients encompassing K-12 and higher education institutions, trades industry organizations, and local government entities having memberships ranging from 100 to 10,000 people that utilize products and services that USI provides by deploying a variety of technologies to keep client networks up and running efficiently.

Results of Operations

Revenues

Revenues for the three months ended March 31, 2020 and 2019 were $428,347 and $122,009, respectively. The increase resulted primarily from the inclusion of USI’s $325,571 in revenue from the acquisition on January 30, 2020 to March 31, 2020.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2020 and 2019 were $238,686 and $33,674, respectively. The increase resulted primarily from the inclusion of USI’s $199,776 in cost of revenue from the acquisition on January 30, 2020 to March 31, 2020.

General and Administrative

General and administrative expense, excluding professional fees, was $196,245 and $59,354 for the three months ended March 31, 2020 and 2019, respectively. The increase resulted primarily from the inclusion of USI’s $85,382 in general and administrative expense from the acquisition on January 30, 2020 to March 31, 2020.

Professional Fees

Professional fees were $40,439 and $32,571 for the three months ended March 31, 2020 and 2019, respectively. The increase resulted primarily from the inclusion of USI’s $9,450 in professional fees from the acquisition on January 30, 2020 to March 31, 2020.

Depreciation and Amortization

Depreciation and amortization expense was $115,268 and $25,655 for the three months ended March 31, 2020 and 2019, respectively. The increase resulted primarily from the inclusion of USI’s $89,777 in depreciation and amortization expense from the acquisition on January 30, 2020 to March 31, 2020 that relates to USI’s intangible assets and property, plant and equipment.

Goodwill Impairment Loss

Due to a sustained decline in the market capitalization of our common stock during the first quarter of 2020, we performed an interim goodwill impairment test. Management considered that, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium, other operating conditions, and the effect of changes in estimates and assumptions that could materially affect the determination of fair value and goodwill. As a result of the significant decline in the current market capitalization despite any of the other positive factors contemplated and relatively little change in our ongoing business operations, the outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill of $159,187 in the three months ended March 31, 2020.

Other Expense

The Company had net other expense of $7,424 and $854,796 for the three months ended March 31, 2020 and 2019, respectively. The large change is due to the 2019 disposition of the investment in A.J.D. Data Services and the 2019 loss from a change in the fair market liability of a derivative liability that existed at that time.

Net Loss

The Company had a net loss of $328,902 and $884,041 for the three months ended March 31, 2020 and 2019. The decrease in net loss in the current year primarily resulted from the decrease in other expense, which was partially offset by the inclusion of USI’s net result following the acquisition on January 30, 2020 through March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2020, we had total current assets of $171,396 and current liabilities of $656,256 creating a working capital deficit of $484,860. As of December 31, 2019, we had $13,140 of cash, total current assets of $47,771 and current liabilities of $267,553 creating a working capital deficit of $219,782.

Net cash used in operating activities was $19,527 during the three months ended March 31, 2020 compared to $112,979 for the same period in 2019.

Net cash used in investing activities was $1,911 during the three months ended March 31,, 2020 compared to $0 for the same period in 2019.

During the three months ended March 31, 2020, the Company generated $9,466 cash from financing activities. During the three months ended March 31, 2019, the Company generated $146,407 of cash from financing activities that was the proceeds of advances from related parties, net of repayments.

Going Concern

We had an accumulated deficit of $4,653,230 and a working capital deficit of $219,782 as of December 31, 2019. These matters raise substantial doubt about our ability to continue as a going concern. Continuation of our existence depends upon our ability to obtain additional capital. Our plans in regards to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. Issuances of additional shares will dilute the ownership of our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned operations.

Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, we have limited cash, and an accumulated deficit of $4,653,230. These factors raise substantial doubt about our ability to continue as a going concern. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that we will be successful in either situation in order to continue as a going concern. Our officers and directors have demonstrated a willingness to advance funds to us to be used to pay certain of our operating costs.

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

Not applicable.

Item 4. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

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

As of December 31, 2019, the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On March 29, 2019, DLT Resolution Corp. and DLT Resolution Inc. was served with a Statement of Claimants 300-306 Town Centre Boulevard Limited Partnership/Court File No. CV-19-00617228-000 (Toronto) for unpaid rent and lost revenue related to the premises. In this action, the Plaintiff has claimed damages against the Defendants DLT Resolution Corp. and DLT Resolution Inc. in the amount of $567,385.13 for an alleged breach of lease. The Plaintiff has claimed damages against the Defendant DLT Resolution Inc. in the amount of $567,385.13 for allegedly wrongfully inducing a breach of lease and tortious interference with contractual relations. The Plaintiff has further claimed damages against the Defendant DLT Resolution Inc. in the amount of $567,385.13 for allegedly oppressive conduct under the Ontario Business Corporations Act. The Plaintiff has further claimed compensation for its legal costs and for pre-judgment interest. The Company filed a statement of Defense citing, amongst other things, that it has never entered into any agreement with the landlord, nor guaranteed any such liability. The Defendants DLT Resolution Corp. and DLT Resolution Inc. intend to contest the claim vigorously. There is no intention to make a settlement offer nor have instructions been received to make a settlement offer at this juncture. Since the statement of defense was delivered on 16 May 2019, the Company had no further communication from counsel for the Plaintiff nor have any steps been taken to move the litigation forward. Although there can be no assurance of the Company’s ability to dismiss the claim, management feels the claim is without merit and is confident it will receive a ruling in its favor. There are legal fees in the amount of $5,287.24 that is yet to be paid with regards to this settlement which have been accrued and are in the accounts payable as of December 31, 2019. The bill will be paid within the month.

Item 1. Risk Factors.

A pandemic, epidemic, or outbreak of infectious disease such as the current coronavirus (COVID-19) pandemic could have an adverse effect on our business, operating results or financial condition.

Our business could be adversely impacted by the effects of a pandemic, epidemic, or outbreak of an infectious disease, such as the recent and ongoing COVID-19 outbreak in various parts of the world in which we operate, which has now been declared a global pandemic by the World Health Organization. This outbreak could adversely impact our operations, the operations of our customers and the global economy. Disruptions to our business could include restrictions on our ability to travel and distribute our products, suspension or government-mandated shutdown of operations by us or our customers, or the delay of projects in impacted areas. Travel restrictions or operational problems where we or our customers operate may cause a reduction in the demand for our services. For example, the governor of both Nevada (where our corporate headquarters is located) and Canadian governmental bodies (where several of our executive officers are based) have issued stay-at-home orders which urge residents to work from home and mandate the closures of businesses that are considered non-essential. Any of these events could negatively impact our business, operating results or financial condition.

The COVID-19 Pandemic is having an adverse effect on our business.

The ongoing COVID-19 pandemic crisis has already caused several instances where meetings and other interactions relevant to our business progress have been postponed or delayed. Our customers are wireless carriers who have, in many instances, begun adopting policies that limit the accessibility of their campuses to external personnel. In addition, government-mandated stay-at-home orders have recently been issued in many of the jurisdictions where we or our customers do business, which will prevent us from conducting in-person meetings with customers while those orders are in effect. Although most of these government mandates are effective for limited periods of time, they may be extended indefinitely depending on ongoing developments related to COVID-19. At the time of this filing, this sporadic lack of access has resulted in only slight delays that are not quantitatively detrimental to operating results, but as the situation and its response continue, this could change. If this current situation continues or extends, because of either our customers’ policies and practices or government-mandated stay-at-home orders, restrictions on travel or gatherings of people, our results will be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 13, 2020, the Company issued 31,250 shares of restricted Company Common Stock to a third party individual in a stock subscription agreement for $25,000 in cash.

The Company issued 1,500,000 shares of restricted Company Common Stock to the former shareholders of USI in exchange for all of USI’s issued and outstanding common shares (see Note 2).

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

DLT Resolution, Inc.

By:	/s/ John Wilkes	/s/ John Wilkes
	John Wilkes	John Wilkes
	President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)	(Principal Financial Officer)

	July 7, 2020	July 7, 2020

