Form 10-Q
period 2020-06-30
DLT Resolution Inc.
filed 2020-08-10
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, 25,926,287 shares of the registrant’s Common Stock, $0.001 par value, were issued and 22,667,537 were outstanding.

FORM 10-Q

QUARTER ENDED JUNE 30, 2020

Item 1: Financial Statements

DLT RESOLUTION, INC
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$37,864	$13,140
Accounts receivable, net of allowance for doubtful accounts of $44,730 at June 30, 2020 and $0 at December 31, 2019	305,047	34,631
Total current assets	342,911	47,771

Property, plant and equipment, net of accumulated depreciation	81,660	-
Operating lease – right of use asset	10,456	-
Intangible assets, net of accumulated amortization	4,126,427	376,460
Goodwill	-	165,022

Total assets	$4,561,454	$589,253

LIABILITIES AND STOCKHOLDERS’DEFICIT

Current liabilities
Bank overdraft	$-	$16,782
Accounts payable and accrued liabilities	537,514	99,201
Related party payables	35,866	35,880
Interest payable, related party	37,878	34,190
Note payable, related party	81,500	81,500
Notes payable, current portion	5,000	-
Lease obligation – operating lease	6,102	-
Total current liabilities	703,680	267,553

Notes payable, net of current portion	88,146	5,000
Other long term liability	2,400,000	685,000
Lease obligation – operating lease, net of current portion	3,814	-
Total liabilities	3,195,820	957,553

Stockholders’ equity (deficit)
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; 0 and 25,000 issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; 64,000 and 64,000 issued and outstanding at June 30, 2020 and December 31, 2019	64,000	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 25,926,287 and 24,395,037 issued; 22,698,787 and 21,167,537 outstanding at June 30, 2020 and December 31, 2019	25,926	24,395
Common stock subscribed	14,000	-
Additional paid-in capital	6,641,734	4,218,265
Other comprehensive income	(333,758)	(34,430)
Treasury stock, 3,815,000 shares as of June 30, 2020 and December 31, 2019, at cost	(5,300)	(5,300)
Accumulated deficit	(5,040,968)	(4,653,230)
Total stockholders’ equity (deficit)	1,365,634	(368,300)

Total liabilities and stockholders’ equity (deficit)	$4,561,454	$589,253

See accompanying notes to condensed consolidated financial statements.

DLT RESOLUTION, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue	$549,453	$113,358	$977,800	$235,367

Cost of revenue and operating expenses
Cost of revenue	263,828	38,738	502,514	72,412
General and administrative	172,643	86,213	368,888	120,010
Depreciation and amortization	151,765	86,213	267,033	51,212
Professional fees	31,850	31,850	64,421	64,421
Goodwill impairment loss	(4,768)	-	154,419	-
Total operating expenses	614,804	350,976	1,364,629	359,267

Loss from operations	(65,351)	(43,443)	(386,829)	(72,688)

Other income (expense)
Gain/(loss) on stock based liability	-	31,133	-	(495,438)
Foreign exchange gain/(loss)	(3)	(17)	(3)	5,349
Loss on investment	-	-	-	(331,787)
Interest expense	(11,482)	(1,823)	(18,906)	(3,627)
Total other income (expense)	(11,485)	29,293	(18,909)	(825,503)

Net income (loss)	$(76,836)	$(14,150)	$(405,738)	$(898,191)

Basic loss per common share – net loss	$(0.00)	$(0.00)	$(0.02)	$(0.04)
Diluted loss per common share – net loss	$(0.00)	$(0.00)	$(0.02)	$(0.04)
Weighted average basic shares outstanding	25,926,287	19,263,408	25,676,802	20,594,092
Weighted average diluted shares outstanding	25,926,287	19,263,408	25,676,802	20,594,092

See accompanying notes to condensed consolidated financial statements.

DLT RESOLUTION, INC.
Consolidated Statements of Comprehensive Loss

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss	$(76,836)	$(14,150)	$(405,738)	$(898,191)

Other comprehensive loss
Gain on adjusted value of other long-term liability	(230,000)	-	24	-
Foreign currency translation adjustment	(84,001)	(15,189)	(299,352)	(15,187)
Total other comprehensive loss	(314,001)	(15,189)	(299,328)	(15,187)

Comprehensive loss	$(390,837)	$(29,339)	$(705,066)	$(882,604)

See accompanying notes to condensed consolidated financial statements.

DLT RESOLUTION, INC

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

Six Months Ended June 30, 2020

	Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Treasury	Other Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Subscribed	Capital	Stock	income	Deficit	Interest	Total
Balance, December 31, 2019	64,000	$64,000	24,395,037	$24,395	$-	$4,218,265	$(5,300)	$(34,430)	$(4,635,230)	-	(368,300)
	-	-								-	-
Issuance of common stock for cash proceeds	-	-	31,250	31	-	24,969	-	-	-	-	25,000
									-	-
Issuance of common stock for acquisitions	-	-	1,500,000	1,500	-	2,398,500	-	-	-	-	2,400,000

Sale of common stock subscription					14,000						14,000

Foreign currency translation adjustment	-	-	-	-	-	-	-	(299,352)	-	-	(299,352)

Gain on adjusted value of other long-term liability	-	-	-	-	-	-	-	24	-	-	24

Net loss	-	-	-	-	-	-		-	(405,738)	-	(405,738)

Balance, June 30, 2020	64,000	$64,000	25,926,287	$25,926	$14,000	$6,641,734	$(5,300)	$(333,758)	$(5,040,968)	-	$1,365,634

Six Months Ended June 30, 2019

Balance, December 31, 2018	64,000	$64,000	24,982,537	$24,983	$-	$4,192,678	$(37,688)	$(5,300)	$(3,595,912)	$94,087	$736,848
Foreign currency translation adjustment	-	-	-	-	-	-	15,587	-	-	-	15,587
Net loss	-	-	-	-	-	-	-	-	(898,191)	(94,087)	(992,278)
Balance, June 30, 2019	64,000	$64,000	24,982,537	$24,983	$-	$4,192,678	$(22,102)	$(5,300)	$(4,494,103)	$-	$(239,843)

See accompanying notes to condensed consolidated financial statements.

DLT RESOLUTION, INC
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Cash flows from operating activities
Net loss	$(405,738)	$(898,191)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on investment		331,787
Loss on stock based liability	-	495,438
Loss related items	-	(50,581)
Depreciation and amortization expense	267,034	51,212
Goodwill impairment loss	154,419	-
Changes in operating assets and liabilities
Accounts receivable	(113,666)	(33,436)
Lease obligation	(3,233)	-
Interest payable, related party	3,688	3,628
Accounts payable and accrued liabilities	70,296	14,471
Accounts payable, related party	-	(25,000)
Net cash used in operating activities	(27,199)	(110,672)

Net cash used in investing activities
Purchase of equipment	(749)	-
Net cash used in investing activities	(749)	-

Cash flows from financing activities
Proceeds from notes payable	86,631	-
Repayment of bank overdrafts	(48,538)	-
Proceeds from sale of common stock	25,000	-
Proceeds from sale of common stock subscription	14,000	-
Proceeds from (repayments to) related parties	(25,772)	136,407
Net cash provided by financing activities	51,321	136,407

Net change in cash	23,373	25,735
Effect of exchange rate on cash	1,351	4,744
Cash at beginning of period	13,140	12,908
Cash at end of period	$37,864	$43,387

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Other long term liability entered into for acquisition of Union Strategies, Inc.	$1,370,000	$-
Common shares issued for acquisition of Union Strategies, Inc.	$2,400,000	$-
Net of Union Strategies, Inc. assets acquired and liabilities assumed	$4,000,000	$-

See accompanying notes to condensed consolidated financial statements.

DLT RESOLUTION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three months ended June 30, 2020 are not necessarily indicative of the results that we will have for any subsequent period.

Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K as filed with the SEC on April 30, 2020.

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

At June 30, 2020, there were no uncertain tax positions that require accrual.

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

As of June 30, 2020 and 2019, the Company had 64,000 shares of Series B Convertible Preferred Stock issued and outstanding, which were convertible into 12,800 shares of the Company’s common stock. As of June 30, 2020, the Company expects to issue an additional 1,500,000 restricted common shares of stock from recent acquisitions. See Note 2.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of 0.734538 and 0.771486 in effect at the balance sheet dates of June 30, 2020 and December 31, 2019, respectively. Unaudited condensed consolidated statements of operations amounts have been translated using the annual weighted average exchange rates of 0.721915 for the six months ended June 30, 2020 and 0.749703 for the three months ended June 30, 2019. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). Foreign currency transaction gains recognized for the three-month periods ended June 30, 2020 and 2019 were $0 and $5,366, respectively.

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, equipment, customer relationships, software, domain names and non-compete agreements) and liabilities assumed (accounts payable and related party payable) at fair value as of the acquisition date. The carrying values of cash, accounts receivable, accounts payable and related party payable were deemed to be fair value as of the acquisition date. The Company determined the fair value of the equipment to be historical net book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. However, the allocation of excess purchase and the amounts allocated to intangible assets are now as per valuation of assets and liabilities performed by independent valuer. Under the purchase agreement, the Company issued 1,000,000 shares of Common Stock valued at $417,815 and committed to issue an additional 500,000 shares of Common Stock at certain milestones, which was determined to have a fair value of $685,000 with mark to market pricing of DLT stock price as of December 31, 2019 using its $1.37 closing price on that date and $800,000 as of June 30, 2020 using its $1.60 closing price as of that date. The obligation to issue the 500,000 shares of Company Common Stock is shown as an “other long-term liabilities” on the face of the balance sheet and was valued at $800,000 and $685,000 as of June 30, 2020 and December 31, 2019, respectively. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired and liabilities assumed at fair value as of the acquisition date. The carrying values of accounts receivable, property and equipment, right to use asset, accounts payable, HST payable, accrued liabilities and lease obligation were deemed to be fair value as of the acquisition date. The preliminary allocation of the purchase price is based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. However, the estimates of the fair value of the assets acquired and liabilities assumed are subject to revision based on the results of their valuation performed by an independent valuer. The obligation to issue the Contingent Shares is subject mark to market pricing of DLT stock price and is included in “other long-term liabilities” on the face of the balance sheet and valued at $1,600,000 based on the $1.60 closing share price of DLT Common Stock on June 30, 2020.

The following table shows the estimated fair values of USI’s assets acquired and liabilities assumed at the January 30, 2020 date of acquisition:

ASSETS ACQUIRED
Accounts receivable, net	$163,138
Property and equipment, net	91,506
Right to use asset, net	14,001
Customer list	2,073,740
Developed technology	2,073,740
TOTAL ASSETS ACQUIRED	$4,416,126

LIABILITIES ASSUMED
Accounts payable, HST payable and accrued liabilities	402,582
Lease obligation	13,544
TOTAL LIABILITIES ASSUMED	416,126

NET ASSETS ACQUIRED	$4,000,000

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

Note 3 – Goodwill and Intangible Assets

Due to a sustained decline in the market capitalization of our common stock during the first quarter of 2020, we performed an interim goodwill impairment test. Management considered that, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium, other operating conditions, and the effect of changes in estimates and assumptions that could materially affect the determination of fair value and goodwill. As a result of the significant decline in the current market capitalization despite any of the other positive factors contemplated and relatively little change in our ongoing business operations, the outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill of $159,187 recorded in the unaudited condensed consolidated financial statements for the three months ended June 30, 2020.

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of June 30, 2020 and December 31, 2019, identifiable intangibles were as follows:

	June 30, 2020	December 31, 2019

Developed technology	$2,310,755	$312,452
Customer relationships	2,108,757	100,293
Website	119,000	119,000
Domain and trade name	3,673	3,857
Non-compete	34,523	36,260
Accumulated amortization	(450,281)	(195,402)
Total intangible assets, net	$4,126,427	$376,460

Expected future amortization expense related to identifiable intangibles based on our carrying amount as of June 30, 2020 for the following five years is as follows (in thousands):

For the Twelve Months ended June 30,
2021	$581,581
2022	564,803
2023	564,803
2024	564,803
2025	564,803
Thereafter	1,300,235
$4,126,427

Note 4 – Notes Payable

On August 1, 2017, the Company issued a non-interest bearing $5,000 note payable due on July 1, 2019 to a third party in exchange for Company Common Stock held by the third party. As of June 30, 2020, the note is unpaid.

The Government of Canada launched CEBA to assist businesses during the current challenges by providing interest-free unsecured loans. During the three months ended June 30, 2020, the Company’s three Canadian subsidiaries each received CAD 40,000 CEBA loans. The loans bear zero interest and may be repaid any time after October 1, 2020 and if repaid on or before December 31, 2022, CEBA will forgive CAD 10,000 in loan principal. Should a CEBA loan be unpaid as of December 31, 2022, the loan converts to a three-year term loan having a 5% annual fixed rate of interest. As of June 30, 2020, the Company has a total of $88,146 (CAD 120,000) in outstanding CEBA loans.

Note 5 – Other Long-term Liabilities

Other long-term liabilities consist of the Company’s obligations to issue shares of its Common Stock pursuant to recent acquisitions. See Note 2. As of June 30, 2020, total other long-term liabilities $2,400,000 consisted of $800,000 for shares issuable for the Acquisition of 1922861 Ontario Inc. and $1,600,000 for the shares issuable for the acquisition of USI. As of December 31, 2019, total other long-term liabilities consisted of $685,000 for shares issuable for the Acquisition of 1922861 Ontario Inc. The liabilities are subject to mark to market accounting based on the market price of DLT shares of Common Stock and will be extinguished once the shares are issued.

Note 6 – Stockholders’ Equity

Common Stock

On January 13, 2020, the Company issued 31,250 shares of restricted Company Common Stock to a third party individual in a stock subscription agreement for $25,000 in cash.

The Company issued 1,500,000 shares of restricted Common Stock pursuant to the Purchase Agreement to acquire USI. See Note 2.

Common stock subscribed

The Company sold a subscription to purchase 14,000 shares of its Common Stock for $14,000 on April 24, 2020. To date, the shares have not been issued to the purchaser.

Series A Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.10 per share. There were no shares of series A convertible preferred stock issued and outstanding as of June 30, 2020 and December 31, 2019.

Series B Convertible Preferred Stock

The Company is authorized to issue 500,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.20 per share. There were 64,000 shares of series B convertible preferred stock issued and outstanding as of June 30, 2020 and December 31, 2019.

Note 7 - Related Party Transactions

No compensation was incurred for the services of the Company’s directors or executives during the periods ended June 30, 2020 and 2019.

As of June 30, 2020 and December 31, 2019, the Company had outstanding amounts payable to a related party payables of $20,866 and $20,880. The obligations are unsecured, non-interest bearing, due on demand and payable in Canadian dollars, with the change in the liability from December 31, 2019 to June 30, 2020 attributable to the change in the exchange rate for U.S. and Canadian dollars.

During the six months ended June 30, 2019, the Company also made payments for services rendered by related parties totaling $25,000, resulting in balances owed for such services of $15,000 as of June 30, 2020 and December 31, 2019.

The Company has a note payable to a related party as settlement for consulting services. The note carries interest of 9% compounded annually and is due on demand. As of June 30, 2020 and December 31, 2019, $81,500 of principal and $37,878 and $34,190 of accrued interest was due, respectively.

Note 8 – Concentrations

During the three-month and six-month periods ended June 30, 2020 and 2019, no single customer accounted for more than 10% of our total revenue for the respective periods. As of June 30, 2020, two customers had outstanding accounts receivable balances that were 19% and 16%, respectively, of our total accounts receivable at that time. As of December 31, 2019, no single customer had an outstanding accounts receivable balance that exceeded 10% of our total accounts receivable at that time.

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

Leases Commitment

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. USI has an operating lease for its Edmonton, Canada facility that started in March 2019 and terminates in February 2022. There was no sublease rental income for the three-month periods ended June 30, 2020 and 2019. USI paid approximately $2,179 and $4,401 against the Lease obligation in the three and six months ended June 30, 2020.

USI’s lease agreement does not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

ROU lease asset and lease liability for the operating lease is recorded in the balance sheet as follows:

As of
June 30, 2020
Operating lease - right of use asset	$10,456

Lease obligations — operating leases, current portion	$6,102
Lease obligations — operating leases, net of current portion	3,814
Total lease liability	$9,916

Weighted average remaining lease term (in years)	1.7
Weighted average discount rate	7.75%

Future lease payments included in the measurement of lease liabilities on the unaudited balance sheet as of June 30, 2020, for the following five fiscal years and thereafter were as follows:

For the year ending
December 31,

2020	$3,526
2021	7,052
2022	1,175
Total future minimum lease payments	11,753
Present value adjustment	1,837
Total	$9,916

Other Commitments

As permitted under Canadian Corporations Business Act, USI agrees to indemnify officers and directors for certain events or occurrences while the officer or director is, or was, serving at USI’s request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments USI could be required to make under these indemnification agreements; however, USI maintains insurance policy coverage that may enable USI to recover a portion of any amounts paid. As a result of USI’s insurance policy coverage, management believes the estimated fair value of these indemnifications is minimal. Accordingly, USI did not record any indemnification liabilities as of June 30, 2020 and December 31, 2019.

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

Results of Operations

Revenues

Revenues for the three months ended June 30, 2020 and 2019 were $549,453 and $113,358, respectively. The increase resulted primarily from the inclusion of USI’s $464,552 revenue in the current quarter following its acquisition on January 30, 2020.

Revenues for the six months ended June 30, 2020 and 2019 were $977,800 and $235,367, respectively. The increase resulted primarily from the inclusion of USI’s $790,123 revenue from the acquisition on January 30, 2020 to June 30, 2020.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2020 and 2019 were $263,828 and $38,738, respectively. The increase resulted primarily from the inclusion of USI’s $224,396 cost of revenue in the current quarter following its acquisition on January 30, 2020.

Cost of revenue for the six months ended June 30, 2020 and 2019 were $502,514 and $72412, respectively. The increase resulted primarily from the inclusion of USI’s $424,172 in cost of revenue from the acquisition on January 30, 2020 to June 30, 2020.

General and Administrative

General and administrative expense, excluding professional fees, was $172,643 and $60,656 for the three months ended June 30, 2020 and 2019, respectively. The increase resulted primarily from the inclusion of USI’s $123,274 in general and administrative expense in the current quarter following its acquisition on January 30, 2020.

General and administrative expense, excluding professional fees, was $368,888 and $120,010 for the six months ended June 30, 2020 and 2019, respectively. The increase resulted primarily from the inclusion of USI’s $231,007 in general and administrative expense from the acquisition on January 30, 2020 to June 30, 2020.

Professional Fees

Professional fees were $31,336 and $31,850 for the three months ended June 30, 2020 and 2019, respectively. Professional fees decreased despite the inclusion of USI’s $7,172 in professional fees in the current quarter following its acquisition on January 30, 2020.

Professional fees were $71,775 and $64,421 for the three months ended June 30, 2020 and 2019, respectively. The increase resulted primarily from the inclusion of USI’s $16,622 in professional fees from the acquisition on January 30, 2020 to June 30, 2020.

Depreciation and Amortization

Depreciation and amortization expense was $151,765 and $25,557 for the three months ended June 30, 2020 and 2019, respectively. The increase resulted primarily from the inclusion of USI’s $127,209 in depreciation and amortization expense in the current quarter following its acquisition on January 30, 2020.that relates to USI’s intangible assets and property, plant and equipment.

Depreciation and amortization expense was $267,033 and $51,212 for the three months ended June 30, 2020 and 2019, respectively. The increase resulted primarily from the inclusion of USI’s $216,986 in depreciation and amortization expense from the acquisition on January 30, 2020 to June 30, 2020 that relates to USI’s intangible assets and property, plant and equipment.

Goodwill Impairment Loss

Due to a sustained decline in the market capitalization of our common stock during the first quarter of 2020, we performed an interim goodwill impairment test. Management considered that, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium, other operating conditions, and the effect of changes in estimates and assumptions that could materially affect the determination of fair value and goodwill. As a result of the significant decline in the current market capitalization despite any of the other positive factors contemplated and relatively little change in our ongoing business operations, the outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill of $154,419 in the six months ended June 30, 2020.

Other Expense

The Company had net other expense of $11,485 for the three months ended June 30, 2020 and other income of $29,293 for the three months ended June 30, 2019. The change is due to a $31,133 gain from revaluing a stock based liability that existed in the quarter ended June 30, 2019, but had been extinguished later in 2019.

The Company had net other expense of $18,809 and $825,503 for the six months ended June 30, 2020 and 2019, respectively. The large change is due to the 2019 disposition of the investment in A.J.D. Data Services and the 2019 loss from a change in the stock based liability that existed at that time.

Net Loss

The Company had a net loss of $76,836 and $14,150 for the three months ended June 30, 2020 and 2019. The increase in net loss in the current year primarily resulted from the increase in amortization expense from intangible assets purchased in the USI acquisition.

The Company had a net loss of $405,738 and $898,191 for the six months ended June 30, 2020 and 2019. The decrease in net loss in the current year primarily resulted from the decrease in other expense, which was partially offset by the increase in amortization expense from intangible assets purchased in the USI acquisition.

Liquidity and Capital Resources

As of June 30, 2020, we had total current assets of $342,911 and current liabilities of $780,904 creating a working capital deficit of $437,993. As of December 31, 2019, we had $13,140 of cash, total current assets of $47,771 and current liabilities of $267,553 creating a working capital deficit of $219,782.

Net cash used in operating activities was $27,199 during the six months ended June 30, 2020 compared to $112,979 for the same period in 2019.

Net cash used in investing activities was $749 during the six months ended June 30, 2020 compared to $0 for the same period in 2019.

During the six months ended June 30, 2020, the Company generated $51,321 cash from financing activities. During the six months ended June 30, 2019, the Company generated $146,407 of cash from financing activities that was the proceeds of advances from related parties, net of repayments.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

DLT Resolution, Inc.

By:	/s/ John Wilkes	/s/ John Wilkes
	John Wilkes	John Wilkes
	President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)	(Principal Financial Officer)

	August 10, 2020	August 10, 2020

