Form 10-Q
period 2020-09-30
DLT Resolution Inc.
filed 2020-11-16
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020, 25,926,287 shares of the registrant’s Common Stock, $0.001 par value, were issued and 22,667,537 were outstanding.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2020

Item 1: Financial Statements

DLT RESOLUTION, INC
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$11,487	$13,140
Accounts receivable, net of allowance for doubtful accounts of $44,730 at September 30, 2020 and $0 at December 31, 2019	296,969	34,631
Other current asset	76,587	-
Total current assets	385,043	47,771

Property, plant and equipment, net of accumulated depreciation	76,963	-
Operating lease – right of use asset	9,082	-
Intangible assets, net of accumulated amortization	2,020,358	376,460
Goodwill	914,959	165,022

Total assets	$3,406,405	$589,253

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$32,085	$16,782
Accounts payable and accrued liabilities	568,867	99,201
Related party payables	35,872	35,880
Interest payable, related party	39,722	34,190
Note payable, related party	81,500	81,500
Notes payable, current portion	5,000	-
Lease obligation – operating lease	6,116	-
Total current liabilities	769,162	267,553

Notes payable, net of current portion	90,069	5,000
Other long term liability	1,860,000	685,000
Lease obligation – operating lease, net of current portion	2,412	-
Total liabilities	2,721,643	957,553

Stockholders’ equity (deficit)
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; 0 and 25,000 issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; 64,000 and 64,000 issued and outstanding at September 30, 2020 and December 31, 2019	64,000	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 25,926,287 and 24,395,037 issued; 22,698,787 and 21,167,537 outstanding at September 30, 2020 and December 31, 2019	25,926	24,395
Common stock subscribed	14,000	-
Additional paid-in capital	4,913,010	4,218,265
Other comprehensive income	718,672	(34,430)
Treasury stock, 3,815,000 shares as of September 30, 2020 and December 31, 2019, at cost	(5,300)	(5,300)
Accumulated deficit	(5,045,546)	(4,653,230)
Total stockholders’ equity (deficit)	684,762	(368,300)

Total liabilities and stockholders’ equity (deficit)	$3,406,405	$589,253

See accompanying notes to condensed consolidated financial statements.

DLT RESOLUTION, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$599,160	$128,482	$1,576,960	$363,849

Cost of revenue and operating expenses
Cost of revenue	317,665	42,264	820,179	114,676
General and administrative	245,005	72,482	613,893	194,852
Depreciation and amortization	1,288	25,768	268,321	76,980
Professional fees	29,060	55,421	93,481	119,842
Goodwill impairment loss	6,175	-	160,594	-
Total operating expenses	599,193	198,295	1,956,468	506,350

Loss from operations	(33)	(69,813)	(379,508)	(142,501)

Other income (expense)
Gain/(loss) on stock based liability	-	267,602	-	(227,836)
Foreign exchange gain/(loss)	(3)	4	(3)	5,353
Loss on investment	-	-	-	(331,787)
Interest expense	(11,899)	(1,844)	(30,805)	(5,471)
Total other income (expense)	(11,902)	265,762	(30,808)	(559,741)

Net (loss) income	$(11,935)	$195,949	$(410,316)	$(702,242)

Basic loss per common share – net (loss) income	$(0.00)	$0.01	$(0.02)	$(0.03)
Diluted loss per common share – net (loss) income	$(0.00)	$0.01	$(0.02)	$(0.03)
Weighted average basic shares outstanding	25,926,287	21,170,526	25,760,571	21,113,158
Weighted average diluted shares outstanding	25,926,287	21,170,526	25,760,571	21,153,158

See accompanying notes to condensed consolidated financial statements.

DLT RESOLUTION, INC.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(11,935)	$195,949	$(410,316)	$(702,242)

Other comprehensive income (loss)
Gain on adjusted value of other long-term liability	130,000	-	360,024	-
Foreign currency translation adjustment	608,429	2,449	393,078	18,036
Total other comprehensive income (loss)	738,429	2,449	753,102	18,036

Comprehensive income (loss)	$726,494	$198,398	$342,786	$(684,206)

See accompanying notes to condensed consolidated financial statements.

DLT RESOLUTION, INC

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

Nine Months Ended September 30, 2020

	Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Treasury	Other Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Subscribed	Capital	Stock	income	Deficit	Interest	Total
Balance, December 31, 2019	64,000	$64,000	24,395,037	$24,395	$-	$4,218,265	$(5,300)	$(34,430)	$(4,635,230)	-	(368,300)
	-	-								-	-
Issuance of common stock for cash proceeds	-	-	31,250	31	-	24,969	-	-	-	-	25,000
									-	-
Issuance of common stock for acquisitions	-	-	1,500,000	1,500	-	669,776	-	-	-	-	671,276

Sale of common stock subscription					14,000						14,000

Foreign currency translation adjustment	-	-	-	-	-	-	-	393,078	-	-	393,078

Gain on adjusted value of other long-term liability	-	-	-	-	-	-	-	360,024	-	-	360,024

Net loss	-	-	-	-	-	-		-	(410,316)	-	(410,316)

Balance, September 30, 2020	64,000	$64,000	25,926,287	$25,926	$14,000	$4,913,010	$(5,300)	$718,672	$(5,045,546)	-	$684,762

Nine Months Ended September 30, 2019

Balance, December 31, 2018	64,000	$64,000	24,982,537	$24,983	$-	$4,192,678	$(37,688)	$(5,300)	$(3,595,912)	$94,087	$736,848

Issuance of common stock for cash proceeds			25,000	25	-	24,975	-	-	-	-	25,000

Foreign currency translation adjustment	-	-	-	-	-	-	18,035	-	-	-	18,035

Net loss	-	-	-	-	-	-	-	-	(702,242)	(94,087)	(796,329)

Balance, September 30, 2019	64,000	$64,000	25,007,537	$25,008	$-	$4,217,653	$(19,653)	$(5,300)	$(4,298,154)	$-	$(16,446)

See accompanying notes to condensed consolidated financial statements.

DLT RESOLUTION, INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Cash flows from operating activities
Net loss	$(410,316)	$(702,242)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on investment		331,787
Loss on stock based liability	-	227,836
Loss related items	-	(50,581)
Depreciation and amortization expense	268,321	76,980
Goodwill impairment loss	160,594	-
Changes in operating assets and liabilities
Accounts receivable	(101,236)	(53,310)
Other current asset	(76,608)	-
Lease obligation	(4,907)	-
Interest payable, related party	5,532	5,471
Accounts payable and accrued liabilities	93,263	26,396
Accounts payable, related party	-	(25,000)
Net cash used in operating activities	(65,357)	(162,663)

Net cash used in investing activities
Purchase of equipment	(766)	-
Net cash used in investing activities	(766)	-

Cash flows from financing activities
Proceeds from notes payable	90,093	-
(Repayments) proceeds from bank overdrafts	(9,373)	6,366
Proceeds from sale of common stock	25,000	25,000
Proceeds from sale of common stock subscription	14,000	-
Proceeds from (repayments to) related parties	(56,506)	144,489
Net cash provided by financing activities	63,214	175,855

Net change in cash	(2,909)	13,192
Effect of exchange rate on cash	1,256	1,154
Cash at beginning of period	13,140	12,908
Cash at end of period	$11,487	$27,254

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Other long term liability entered into for acquisition of Union Strategies, Inc.	$1,370,000	$-
Common shares issued for acquisition of Union Strategies, Inc.	$2,400,000	$-
Net of Union Strategies, Inc. assets acquired and liabilities assumed	$4,000,000	$-

See accompanying notes to condensed consolidated financial statements.

DLT RESOLUTION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three months ended September 30, 2020 are not necessarily indicative of the results that we will have for any subsequent period.

Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K as filed with the SEC on April 30, 2020.

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

At September 30, 2020, there were no uncertain tax positions that require accrual.

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

As of September 30, 2020 and 2019, the Company had 64,000 shares of Series B Convertible Preferred Stock issued and outstanding, which were convertible into 12,800 shares of the Company’s common stock. As of September 30, 2020, the Company expects to issue an additional 1,500,000 restricted common shares of stock from recent acquisitions. See Note 2.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of 0.734538 and 0.771486 in effect at the balance sheet dates of September 30, 2020 and December 31, 2019, respectively. Unaudited condensed consolidated statements of operations amounts have been translated using the annual weighted average exchange rates of 0.750785 for the nine months ended September 30, 2020 and 0.752306 for the three months ended September 30, 2019. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). Foreign currency transaction (losses) gains recognized for the three-month periods ended September 30, 2020 and 2019 were $(3) and $5,353, respectively.

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

Recently Adopted Accounting Pronouncements

In 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) — Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires entities to establish an allowance for credit losses for most financial assets. Prior US GAAP was based on an incurred loss methodology for recognizing credit losses on financial assets measured at amortized cost and available-for sale debt securities. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 31, 2018. The amendments in this ASU did not have a material impact on our condensed consolidated financial statements.

In 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820) — Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. ASU 2018-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The amendments in this ASU did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements

In 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740) — Simplifying the Accounting for Income Taxes. ASU 2019-12 which modifies ASC 740 to simplify the accounting for income taxes. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. We have not yet completed the full assessment of the impact on our condensed consolidated financial statements or related disclosures.

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, equipment, customer relationships, software, domain names and non-compete agreements) and liabilities assumed (accounts payable and related party payable) at fair value as of the acquisition date. The carrying values of cash, accounts receivable, accounts payable and related party payable were deemed to be fair value as of the acquisition date. The Company determined the fair value of the equipment to be historical net book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. However, the allocation of excess purchase and the amounts allocated to intangible assets are now as per valuation of assets and liabilities performed by independent valuer. Under the purchase agreement, the Company issued 1,000,000 shares of Common Stock valued at $417,815 and committed to issue an additional 500,000 shares of Common Stock at certain milestones, which was determined to have a fair value of $685,000 with mark to market pricing of DLT stock price as of December 31, 2019 using its $1.37 closing price on that date and $800,000 as of September 30, 2020 using its $1.60 closing price as of that date. The obligation to issue the 500,000 shares of Company Common Stock is shown as an “other long-term liabilities” on the face of the balance sheet and was valued at $800,000 and $685,000 as of September 30, 2020 and December 31, 2019, respectively. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

In the event that USI’s gross revenue for 2020 exceeds CAD $3,100,000 and it generates a minimum $75,000 in EBITDA (the “Performance Targets”), the Company agreed to issue an additional 1,000,000 shares of restricted Company Common Stock (“the Contingent Shares”) as additional purchase price consideration, which the Company estimates is probable that the Performance Targets will be achieved. The Company engaged an independent third party professional valuation firm to determine the value of the consideration that the Company paid and the values of the tangible assets, intangible assets and liabilities acquired.

The valuation firm determined that based on a 30-day average closing share of the Company’s Common Stock on January 30, 2020 and a 22.7% discount factor to reflect the shares’ resale restriction; the Closing and Contingent Shares are valued at $1.47 per share for a total purchase price consideration of $2,564,122.

The Company applied the acquisition method to the business combination and valued each of the assets acquired and liabilities assumed at fair value as of the acquisition date. The carrying values of accounts receivable, property and equipment, right to use asset, accounts payable, HST payable, accrued liabilities and lease obligation were deemed to be fair value as of the acquisition date. The obligation to issue the Contingent Shares is subject mark to market pricing of DLT stock price and is included in “other long-term liabilities” on the face of the balance sheet and valued at $1,240,000 based on the $1.24 closing share price of DLT Common Stock on September 30, 2020.

The following table shows the estimated fair values of USI’s assets acquired and liabilities assumed at the January 30, 2020 date of acquisition:

ASSETS ACQUIRED
Customer list	$874,631
Non-compete agreement	779,299
Developed technology	133,918
Domain name	129,379
Total intangible assets acquired	1,917,228
Tangible assets acquired	140,723
TOTAL ASSETS ACQUIRED	$2,057,951

TOTAL LIABILITIES ASSUMED	416,126

NET ASSETS ACQUIRED	1,641,825

Goodwill	922,297
NET ASSETS ACQUIRED	$2,564,122

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

	Year ended December 31,
	2019	2018
	(unaudited)	(unaudited)

Revenue	$3,193,000	$3,653,000
Net loss	(1,472,000)	(544,000)

USI and 1922861 Ontario Inc. did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and net losses.

Note 3 – Goodwill and Intangible Assets

Due to a sustained decline in the market capitalization of our common stock during the first quarter of 2020, we performed an interim goodwill impairment test. Management considered that, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium, other operating conditions, and the effect of changes in estimates and assumptions that could materially affect the determination of fair value and goodwill. As a result of the significant decline in the current market capitalization despite any of the other positive factors contemplated and relatively little change in our ongoing business operations, the outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill of $160,594 recorded in the unaudited condensed consolidated financial statements for the nine months ended September 30, 2020.

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of September 30, 2020 and December 31, 2019, identifiable intangibles were as follows:

	September 30, 2020	December 31, 2019

Developed technology	$132,853	$312,452
Customer relationships	965,248	100,293
Website	119,000	119,000
Domain and trade name	132,102	3,857
Non-compete	808,376	36,260
Accumulated amortization	(441,207)	(195,402)
Total intangible assets, net	$2,020,358	$376,460

Expected future amortization expense related to identifiable intangibles based on our carrying amount as of September 30, 2020 for the following five years is as follows (in thousands):

For the Twelve Months ended September 30,
2021	$339,767
2022	332,906
2023	332,906
2024	316,778
2025	116,259
Thereafter	581,744
$2,020,359

Note 4 – Notes Payable

On August 1, 2017, the Company issued a non-interest bearing $5,000 note payable due on July 1, 2019 to a third party in exchange for Company Common Stock held by the third party. As of September 30, 2020, the note is unpaid.

The Government of Canada launched CEBA to assist businesses during the current challenges by providing interest-free unsecured loans. During the nine months ended September 30, 2020, the Company’s three Canadian subsidiaries each received CAD 40,000 CEBA loans. The loans bear zero interest and may be repaid any time after October 1, 2020 and if repaid on or before December 31, 2022, CEBA will forgive CAD 10,000 in loan principal. Should a CEBA loan be unpaid as of December 31, 2022, the loan converts to a three-year term loan having a 5% annual fixed rate of interest. As of September 30, 2020, the Company has a total of $90,069 (CAD 120,000) in outstanding CEBA loans.

Note 5 – Other Long-term Liabilities

Other long-term liabilities consist of the Company’s obligations to issue shares of its Common Stock pursuant to recent acquisitions. See Note 2. As of September 30, 2020, total other long-term liabilities $1,860,000 consisted of $620,000 for shares issuable for the Acquisition of 1922861 Ontario Inc. and $1,240,000 for the shares issuable for the acquisition of USI. As of December 31, 2019, total other long-term liabilities consisted of $685,000 for shares issuable for the Acquisition of 1922861 Ontario Inc. The liabilities are subject to mark to market accounting based on the market price of DLT shares of Common Stock and will be extinguished once the shares are issued.

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

Series A Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.10 per share. There were no shares of series A convertible preferred stock issued and outstanding as of September 30, 2020 and December 31, 2019.

Series B Convertible Preferred Stock

The Company is authorized to issue 500,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.20 per share. There were 64,000 shares of series B convertible preferred stock issued and outstanding as of September 30, 2020 and December 31, 2019.

Note 7 - Related Party Transactions

No compensation was incurred for the services of the Company’s directors or executives during the periods ended September 30, 2020 and 2019.

As of September 30, 2020 and December 31, 2019, the Company had outstanding amounts payable to related parties of $20,872 and $20,880. The obligations are unsecured, non-interest bearing, due on demand and payable in Canadian dollars, with the change in the liability from December 31, 2019 to September 30, 2020 attributable to the change in the exchange rate for U.S. and Canadian dollars.

During the nine months ended September 30, 2019, the Company also made payments for services rendered by related parties totaling $25,000, resulting in balances owed for such services of $15,000 as of September 30, 2020 and December 31, 2019.

The Company has a note payable to a related party as settlement for consulting services. The note carries interest of 9% compounded annually and is due on demand. As of September 30, 2020 and December 31, 2019, $81,500 of principal and $39,722 and $34,190 of accrued interest was due, respectively.

During the three months ended September 30, 2020, the Company advanced a total of $76,587 to two individual who manage USI’s operations. The advances are repayable with installment payments starting on April 1, 2021.

Note 8 – Concentrations

During the three-month and nine-month periods ended September 30, 2020 and 2019, no single customer accounted for more than 10% of our total revenue for the respective periods. As of September 30, 2020, one customer had an outstanding accounts receivable balance that were 23% of our total accounts receivable at that time. As of December 31, 2019, no single customer had an outstanding accounts receivable balance that exceeded 10% of our total accounts receivable at that time.

Note 9 – Commitments and Contingencies

Litigation

On March 29, 2019, DLT Resolution Corp. and DLT Resolution Inc. was served with a Statement of Claimants 300-306 Town Centre Boulevard Limited Partnership/Court File No. CV-19-00617228-000 (Toronto) for unpaid rent and lost revenue related to the premises. In this action, the Plaintiff has claimed damages against the Defendants DLT Resolution Corp. and DLT Resolution Inc. in the amount of $567,385 for an alleged breach of lease. The Plaintiff has claimed damages against the Defendant DLT Resolution Inc. in the amount of $567,385 for allegedly wrongfully inducing a breach of lease and tortious interference with contractual relations. The Plaintiff has further claimed damages against the Defendant DLT Resolution Inc. in the amount of $567,385 for allegedly oppressive conduct under the Ontario Business Corporations Act. The Plaintiff has further claimed compensation for its legal costs and for pre-judgment interest. The Company filed a statement of Defense citing, amongst other things, that it has never entered into any agreement with the landlord, nor guaranteed any such liability. The Defendants DLT Resolution Corp. and DLT Resolution Inc. intend to contest the claim vigorously. There is no intention to make a settlement offer nor have instructions been received to make a settlement offer at this juncture. Since the statement of defense was delivered on 16 May 2019, the Company had no further communication from counsel for the Plaintiff nor have any steps been taken to move the litigation forward. Although there can be no assurance of the Company’s ability to dismiss the claim, management feels the claim is without merit and is confident it will receive a ruling in its favor.

Leases Commitment

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. USI has an operating lease for its Edmonton, Canada facility that started in March 2019 and terminates in February 2022. There was no sublease rental income for the three-month periods ended September 30, 2020 and 2019. USI paid approximately $2,137 and $6,538 against the Lease obligation in the three and nine months ended September 30, 2020.

USI’s lease agreement does not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

ROU lease asset and lease liability for the operating lease is recorded in the balance sheet as follows:

As of
September 30, 2020
Operating lease - right of use asset	$9,082

Lease obligations — operating leases, current portion	$8,149
Lease obligations — operating leases, net of current portion	3,214
Total lease liability	$11,362

Weighted average remaining lease term (in years)	1.4
Weighted average discount rate	7.75%

Future lease payments included in the measurement of lease liabilities on the unaudited balance sheet as of September 30, 2020, for the following five fiscal years and thereafter were as follows:

For the year ending
December 31,

2020	$1,801
2021	7,206
2022	1,201
Total future minimum lease payments	10,208
Present value adjustment	1,679
Total	$8,528

Other Commitments

As permitted under Canadian Corporations Business Act, USI agrees to indemnify officers and directors for certain events or occurrences while the officer or director is, or was, serving at USI’s request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments USI could be required to make under these indemnification agreements; however, USI maintains insurance policy coverage that may enable USI to recover a portion of any amounts paid. As a result of USI’s insurance policy coverage, management believes the estimated fair value of these indemnifications is minimal. Accordingly, USI did not record any indemnification liabilities as of September 30, 2020 and December 31, 2019.

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

Results of Operations

Revenues

Revenues for the three months ended September 30, 2020 and 2019 were $599,160 and $128,482, respectively. The increase resulted primarily from the inclusion of USI’s $467,049 revenue in the current quarter following its acquisition on January 30, 2020.

Revenues for the nine months ended September 30, 2020 and 2019 were $1,576,960 and $363,849, respectively. The increase resulted primarily from the inclusion of USI’s $1,257,172 revenue from the acquisition on January 30, 2020 to September 30, 2020.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2020 and 2019 were $317,665 and $42,264, respectively. The increase resulted primarily from the inclusion of USI’s $270,766 cost of revenue in the current quarter following its acquisition on January 30, 2020.

Cost of revenue for the nine months ended September 30, 2020 and 2019 were $820,179 and $114,676, respectively. The increase resulted primarily from the inclusion of USI’s $694,938 in cost of revenue from the acquisition on January 30, 2020 to September 30, 2020.

General and Administrative

General and administrative expense, excluding professional fees, was $245,005 and $74,842 for the three months ended September 30, 2020 and 2019, respectively. The increase resulted primarily from the inclusion of USI’s $163,006 in general and administrative expense in the current quarter following its acquisition on January 30, 2020.

General and administrative expense, excluding professional fees, was $613,893 and $194,852 for the nine months ended September 30, 2020 and 2019, respectively. The increase resulted primarily from the inclusion of USI’s $419,904 in general and administrative expense from the acquisition on January 30, 2020 to September 30, 2020.

Professional Fees

Professional fees were $29,060 and $55,421 for the three months ended September 30, 2020 and 2019, respectively. Professional fees decreased despite the inclusion of USI’s $4,790 in professional fees in the current quarter following its acquisition on January 30, 2020.

Professional fees were $93,481 and $119,842 for the three months ended September 30, 2020 and 2019, respectively. The increase resulted primarily from the inclusion of USI’s $21,412 in professional fees from the acquisition on January 30, 2020 to September 30, 2020.

Depreciation and Amortization

Depreciation and amortization expense was $1,288 and $25,768 for the three months ended September 30, 2020 and 2019, respectively. The decrease resulted primarily from a one-time reduction of USI’s amortization expense in the current quarter that resulted from management adopting the results of an independent third party’s valuation of USI as of the January 30, 2020 acquisition date. The valuation reduced the estimated value of the consideration paid and payable to USI’s former owners and determined the allocation of the consideration to USI’s intangible assets and goodwill.

Depreciation and amortization expense was $268,321 and $76,980 for the nine months ended September 30, 2020 and 2019, respectively. The increase resulted primarily from the inclusion of USI’s $191,437 in depreciation and amortization expense from the acquisition on January 30, 2020 to September 30, 2020 that relates to USI’s intangible assets and property, plant and equipment.

Goodwill Impairment Loss

Due to a sustained decline in the market capitalization of our common stock during the first quarter of 2020, we performed an interim goodwill impairment test. Management considered that, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium, other operating conditions, and the effect of changes in estimates and assumptions that could materially affect the determination of fair value and goodwill. As a result of the significant decline in the current market capitalization despite any of the other positive factors contemplated and relatively little change in our ongoing business operations, the outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill of $160,594 in the nine months ended September 30, 2020.

Other Expense

The Company had net other expense of $11,902 for the three months ended September 30, 2020 and other income of $265,762 for the three months ended September 30, 2019. The change is due to a $267,602 gain from revaluing a stock based liability that existed in the quarter ended September 30, 2019, but had been extinguished later in 2019.

The Company had net other expense of $30,808 and $559,741 for the nine months ended September 30, 2020 and 2019, respectively. The large change is due to the 2019 disposition of the investment in A.J.D. Data Services and the 2019 loss from a change in the stock based liability that existed at that time.

Net Loss

The Company had a net loss of $11,935 and net income of $195,949 for the three months ended September 30, 2020 and 2019. The decrease in net result in the current quarter compared to the prior’s year’s quarter primarily resulted from the $267,602 gain on a stock based liability in the quarter ended September 30, 2019 as compared to $0 gain in the quarter ended September 30, 2020

The Company had a net loss of $410,316 and $702,242 for the nine months ended September 30, 2020 and 2019. The decrease in net loss in the current year primarily resulted from the decrease in other expense, which was partially offset by the increase in amortization expense from intangible assets purchased in the USI acquisition.

Liquidity and Capital Resources

As of September 30, 2020, we had total current assets of $385,043 and current liabilities of $769,162 creating a working capital deficit of $384,119. As of December 31, 2019, we had $13,140 of cash, total current assets of $47,771 and current liabilities of $267,553 creating a working capital deficit of $219,782.

Net cash used in operating activities was $65,357 during the nine months ended September 30, 2020 compared to $162,663 for the same period in 2019.

Net cash used in investing activities was $766 during the nine months ended September 30, 2020 compared to $0 for the same period in 2019.

During the nine months ended September 30, 2020, the Company generated $63,214 cash from financing activities. During the nine months ended September 30, 2019, the Company generated $175,855 of cash from financing activities that was the proceeds of advances from related parties, net of repayments and $25,000in proceeds from a sale of our Common Stock.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, we have limited cash, and an accumulated deficit of $5,045,546. These factors raise substantial doubt about our ability to continue as a going concern. We will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that we will be successful in either situation in order to continue as a going concern. Our officers and directors have demonstrated a willingness to advance funds to us to be used to pay certain of our operating costs.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On March 29, 2019, DLT Resolution Corp. and DLT Resolution Inc. was served with a Statement of Claimants 300-306 Town Centre Boulevard Limited Partnership/Court File No. CV-19-00617228-000 (Toronto) for unpaid rent and lost revenue related to the premises. In this action, the Plaintiff has claimed damages against the Defendants DLT Resolution Corp. and DLT Resolution Inc. in the amount of $567,385 for an alleged breach of lease. The Plaintiff has claimed damages against the Defendant DLT Resolution Inc. in the amount of $567,385 for allegedly wrongfully inducing a breach of lease and tortious interference with contractual relations. The Plaintiff has further claimed damages against the Defendant DLT Resolution Inc. in the amount of $567,385 for allegedly oppressive conduct under the Ontario Business Corporations Act. The Plaintiff has further claimed compensation for its legal costs and for pre-judgment interest. The Company filed a statement of Defense citing, amongst other things, that it has never entered into any agreement with the landlord, nor guaranteed any such liability. The Defendants DLT Resolution Corp. and DLT Resolution Inc. intend to contest the claim vigorously. There is no intention to make a settlement offer nor have instructions been received to make a settlement offer at this juncture. Since the statement of defense was delivered on May 16, 2019, the Company had no further communication from counsel for the Plaintiff nor have any steps been taken to move the litigation forward. Although there can be no assurance of the Company’s ability to dismiss the claim, management feels the claim is without merit and is confident it will receive a ruling in its favor.

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

DLT Resolution, Inc.

By:	/s/ John Wilkes	/s/ John Wilkes
	John Wilkes	John Wilkes
	President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)	(Principal Financial Officer)

	November 16, 2020	November 16, 2020

