Form 10-K
period 2020-12-31
DLT Resolution Inc.
filed 2021-05-10
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Indicate by check mark if the registrant is a wellknown seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Nonaccelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting and nonvoting common equity held by nonaffiliates of the registrant as of June 30, 2020 was approximately $20,973,259 (based on a closing sale price of $1.60 per share as reported for the NASDAQ Global Select Market on June 30, 2020). For purposes of this calculation, shares of common stock held by officers, directors and their affiliated holders and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of May 10, 2021, 25,926,287 shares of the registrant’s Common Stock, $ 0.001 par value, were outstanding.

INDEX

DLT RESOLUTION, INC.

(FORMERLY HEMCARE HEALTH SERVICES, INC.)

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2020. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

DLT Telecom (DLT Resolution Corp.)
As a result of the business combination with 1922861 Ontario Inc. on April 12, 2018, our business now includes vital customers within the Resolution Telecom business. The Resolution Telecom business has been providing a wide range of innovative solutions that are reliable, scalable and flexible to hundreds of Canadian businesses for more than two decades. The Company’s infrastructure solutions are delivered as a monthly service with substantial flexibility in the packaging and the delivery to ensure the solution is one that best meets each business’s needs.

At the core of its offerings, DLT Telecom Hosted PBX provides customers with cloud-based technology and infrastructure for IP voice communications at a significant savings over on premise solutions. Customers have the flexibility to utilize all the features such as voicemail to email, email transcription, call recording, CRM integration, remote workers, and mobile user apps without the capital expenditure of a traditional legacy system. By offering a truly supported hosted PBX platform, customers no longer require the expense of technicians making programming changes or deploying on site hardware.

Expansive Voice Portfolio - Traditional and Hosted IP. The Company’s feature-rich Hosted PBX platform eliminates the cost and complexity of owning and maintaining a traditional premise-based system.

Hosted PBX is an advanced, fully hosted, and managed service that is continually upgraded to support market leading business productivity features for all customers.

DLT operates in Canada through its wholly owned subsidiaries DLT Resolution Corp., DLT Data Services Ltd. formed in December 2018 and Union Strategies Inc. (“USI)” acquired on February 9, 2020..

Union Strategies Inc.
USI has been providing a suite of products and services to Unions for over 10 years. The company designs, builds, and executes programs resulting in greater success for unions. Programs are designed to engage the membership, decrease expenses, and save time for a more productive business. The Company's suite includes secure electronic voting, Telecommunications, Event Management, Professional Writing, Social Media Management, Web Design, Graphic Services, and Promotional Offerings. The company is a one-stop-shop for all things union. The company has more than 130 clients that are considered "mid-market" in terms of overall size of the particular local with 450,000 members. USI operates nationally in Canada and looks to expand into the USA in 2021.

Data Services Ltd.

DLT Data is a content management and data collection company. DLT Data enables automation and processing by tying service needs to your organization’s business and mobile applications. Seamless, Paperless, Clutter-free. DLT Data help companies – big and small, replace manual paper processes. Eliminate paper and increase productivity and space. Consolidate paper at the point of entry and turn documents into safe, secure, searchable images all within the cloud or on customer premise servers. With DLT Data's Enterprise Content Management Solution, all files, images and records of any kind are only a click away.

Employees

Currently there are 30 employees of the Company through its wholly owned subsidiaries. Management works at the pleasure of the board and for the foreseeable future, additional work on its development efforts are to be contracted out.

Research and Development Expenditures

During the year ended December 31, 2020, the Company has not incurred any research expenses.

Business Strategy

DLT Resolution’s strategy is to provide secure data management to organizations large and small across Canada and the USA. Included with data management are telecom and other IT solutions to assist organizations with offloading burdensome back office services and thus helping clients achieve operational efficiency.

Secure, Online & Remote Voting

Since the launch of Vote YourChoice (™) - Secure Online and Remote Voting Application in June 2020, we have seen significant acceptance and demand for our service. To date, we have already signed up a number of new public sector unions, deployed online & remote voting for a number of new and existing union clients and are planning the launch into new markets outside of our current union customer base.

Vote YourChoice™ - Secure Online and Remote Voting

Vote YourChoice™ fulfils the need for an ever-growing demand of online and remote voting requirements for all types of public and private elections. This requirement is now, more than ever, a fundamental change in the way people are able to cast their ballot and maintain physical distancing requirements. This remote ability is also estimated to increase voter participation by 18% to 35%. Vote YourChoice(™) software includes union elections and voting, condominium corporation voting, publicly traded company voting, municipal and provincial elections to name but a few applications globally.

Voting Integrity

Secure, cost-effective and integrated with all organizations requirements. Organizations stakeholders are assured that their votes are processed by a neutral third party and in a transparent manner due in part to our unique voter-verified audit trail. Organizations can also count on our support team as a virtual part of its elections staff.

Through the deployment of the Company’s Distributed Ledger Technology “Blockchain” solution, DLT aims to leverage our offerings adding benefits previously unattainable in the marketplace.

Distributed Ledger Technology “Blockchain”

Distributed Ledger Technology “Blockchain” permits trust to be intrinsically embedded into a technological solution, enabling smooth partnerships and transactions dramatically reducing friction between stakeholders. Our first commercial application launch is expected to be in the online and remote voting application space, leveraging the Company’s own Vote Your Choice(™) voting application deployed to its Canadian Clients. These clients are primarily private and public sector unions.

Blockchain benefits to clients and stakeholders:

Workflow Automation

Distributed Ledger Technology “Blockchain” enabled trust improves coordination between various partners, due to a shared view of transactions and liabilities. This in turn permits the elimination of third parties, resulting in cost savings

Audit Trail

Facilitates a single view of data instead of the need for consolidation across various disparate systems that results in reliable audit trails due to the history of all transactions being available in the ledger.

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

Dividends

We declared $0 and $0 of dividends on preferred stock during the years ended December 31, 2020 and 2019.

Securities Authorized for Issuance under Equity Compensation Plans

There is no stock option plan in place for the company.

Recent Sales of Unregistered Securities

There was no sale of unregistered securities during the year ended December 31, 2020.

Securities issued in 2019

During the year ended December 31, 2019, the Company issued 62,500 shares of common stock for $25,000 in cash.

Securities issued in 2020

During the year ended December 31, 2020, the Company issued 1,500,000 shares of common stock to acquire 100% ownership of Union Strategies, Inc. and 31,250 shares of common stock for $25,000 in cash.

ITEM 6 SELECTED FINANCIAL DATA.

Summary of Financial Data

	December 31, 2020	December 31, 2019
Revenues	$2,160,606	$463,325

Operating Expenses	$1,410,748	$546,542

Earnings (Loss)	$(503,929)	$(1,039,318)

Total Assets	$3,523,068	$589,253

Liabilities	$2,834,195	$957,553

Stockholders’ Equity (Deficit)	$688,873	$(368,300)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of DLT Resolution, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Critical Accounting Policies

Use of Estimates

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the year ended December 31, 2020.

Revenue Recognition

Revenue is recognized when persuasive evidence of an agreement exists, the price is fixed or determinable, goods are delivered, or services performed and collectability is reasonably assured.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in regards to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources.

Principals of Consolidation

The consolidated financial statements represent the results of Union Strategies, Inc. (“USI”) and DLT Resolution, Inc.; its wholly owned subsidiary, DLT Resolution Corp.; its 100%-owned subsidiary, DLT Data Services; and the assets, processes, and results therefrom of 1922861 Ontario Inc. Note 7 – Acquisition of 1922861 Ontario Inc.) All intercompany transactions and balances have been eliminated.

Plan of Operations

Liquidity and Capital Resources. As of December 31, 2020, we had $7,666 of cash on hand and total liabilities of $2,834,195. We must secure additional funds in order to continue our business. We were required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees and may be required to secure additional financing to fund future filings. We believe that we will be able to obtain this loan from a current shareholder of the Company. Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. Total revenues were $2,160,606 and $463,325 in 2020 and 2019, respectively, with the increase attributable to the Company’s acquisition of USI on January 30, 2020. USI contributed $1,756,687 in 2020 revenues. Total operating expenses were $1,410,748 during the year ended December 31, 2020 compared to $546,542 during the year ended December 31, 2019. The increase in operating expenses relates to the Company’s acquisition of USI.

Other Income (Expense): Other Expenses totaled ($45,873) during the year ended December 31, 2020 compared to ($801,227) during the year ended December 31, 2019. The reduction in other expenses relates primarily to one-time losses on an investment and a stock based liability in 2019.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During 2019 the Company engaged BFBorgers CPA, PC as its new independent registered accounting firm and dismissed AJSH & Co LLP as its independent registered accounting firm.

Since the appointment of BFBorgers CPA, PC as our independent registered accounting firm through present, which included the audit of our financial statements for the years ended December 31, 2019 and 2020, there were (i) no disagreements between the Company and BFBorgers CPA, PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of BFBorgers CPA, PC, would have caused BFBorgers CPA, PC to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During years ended December 31, 2019 and 2020, and in the subsequent interim period through to present, the Company has not consulted with BFBorgers CPA, PC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Heaton & Company concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In assessing the effectiveness of our internal control over financial reporting as of December 31, 2020, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2018 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2020 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

•

Representative with Financial Expertise — For the year ending December 31, 2020, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION.

None.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their respective age as of December 31, 2018 are as follows:

Director:

Name of Director	Age
John Wilkes	59

Executive Officer:

Name of Officer	Age	Office
John Wilkes	59	President, CEO and CFO

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

John Wilkes

Mr. Wilkes, M.B.A., C.P.A., C.A. (59) earned his C.A. designation with Price Waterhouse in Toronto, Canada. Since 2005, Mr. Wilkes has been an Independent Investment Management Professional, making private investments in both private and public companies that, for the most part, have their core business in the environmental space.

Significant Employees

We employ Fred Vecchio who makes significant contributions to the Company. John Wilkes is an officer and Director and Dan Cullen is the Chief Technology Officer (CTO) of the Company.

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

Code of Ethics. We have not adopted a Code of Ethics for our principal executive and financial officers.

ITEM 11 EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
John Wilkes Director	2020	0	0	0	0	0	0	0
John Wilkes Director	2019	0	0	0	0	0	0	0

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to the Company to own more than 5% of the outstanding common stock as of December 31, 2020 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial Owner	Number of Shares Owned	Percent Ownership
Mind Tech Group	5,000,000	24%
John Wilkes	4,003,000	19%
Total	9,003,000	43%

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2020, there were no other material transactions between the Company and any Officer, Director or related party that has not been disclosed in footnote 4 to the financial statements. Additionally, there are no Officers, Directors or other related parties that since the date of incorporation had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the years ended December 31, 2020 and 2019, the Company incurred auditing expenses of approximately $17,000 and $8,000. There were no other audit related services or tax fees incurred.

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

/s/ John Wilkes	/s/ John Wilkes
John Wilkes	John Wilkes
President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)

May 10, 2021	May 10, 2021

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Consolidated Financial Statements

December 31, 2020 and 2019

F-1

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Consolidated Financial Statements

December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of DLT Resolution, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DLT Resolution, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

May 10, 2021

DLT RESOLUTION, INC
Consolidated Balance Sheets As of December 31

	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$7,666	$13,140
Accounts receivable	346,948	34,631
Prepaid expenses and other current assets	111,141	-
Total current assets	465,755	47,771
Property and equipment, net of accumulated depreciation	77,000	-
Right of use asset, net of accumulated depreciation	7,814	-
Intangible assets, net of accumulated amortization	2,016,645	376,460
Goodwill	955,854	165,022
Total assets	$3,523,068	$589,253

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$30,577	$16,782
Accounts payable and accrued liabilities	634,914	99,201
Accounts payable, related party	15,000	15,000
Interest payable, related party	41,565	34,190
Related party payables	20,884	20,880
Notes payables, related party	81,500	81,500
Notes payable, current portion	109,778	-
Lease obligation – operating lease	6,268	-
Total current liabilities	940,486	267,553

Notes payable, net of current portion	5,000	5,000
Other long term liability	1,887,711	685,000
Lease obligation – operating lease, net of current portion	998	-
Total liabilities	2,834,195	957,553

Stockholders' equity (deficit)
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; 0 and 0 issued and outstanding at December 31, 2020 and December 31, 2019	-	-
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; 64,000 and 64,000 issued and outstanding at December 31, 2020 and December 31, 2019	64,000	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 24,395,037 and 24,982,537 issued; 21,167,537 and 21,167,537 outstanding at December 31, 2020 and December 31, 2019	25,926	24,395
Common stock subscribed	14,000	-
Additional paid in capital	4,913,010	4,218,265
Other comprehensive income	816,396	(34,430)
Treasury stock, 3,815,000 shares at December 31, 2020 and 2019	(5,300)	(5,300)
Accumulated deficit	(5,139,159)	(4,653,230)
Total stockholders’ equity (deficit)	688,873	(368,300)

Total liabilities and stockholders' equity (deficit)	$3,523,068	$589,253

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC.
Consolidated Statements of Operations

	Year ended December 31,
	2020	2019
Revenue	$2,160,606	$463,325
Cost of revenue and operating expenses
Cost of revenue	1,207,914	154,874
General and administrative	758,465	263,260
Depreciation and amortization	370,552	102,753
Professional fees	117,551	180,529
Goodwill impairment loss	164,180	-
Total operating expenses	1,410,748	546,542

Loss from operations	(458,056)	(238,091)

Other income (expense)

Gain/(loss) on stock based liability	-	(467,487)
Foreign exchange gain/(loss)	33	5,362
Loss on investment	-	(331,787)
Interest expense	(46,906)	(7,315)
Total other income (expense)	(45,873)	(801,227)

Net loss before income taxes	$(503,929)	$(1,039,318)

Income taxes	$-	$-

Net loss	$(503,929)	$(1,039,318)

Loss from per common share, basic and diluted	$(0.02)	$(0.05)
Weighted average basic shares outstanding	25,806,082	20,871,886
Weighted average diluted shares outstanding	25,806,082	20,871,886

See accompanying notes to consolidated financial statements.

F-5

DLT RESOLUTION, INC.
Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2020	2019
Net loss	$(503,929)	$(1,039,318)
Other comprehensive income
Gain on valuation adjustment to other long-term liabilities	360,024	-
Foreign currency translation adjustment	490,802	3,258
Total other comprehensive income	850,826	3,258

Comprehensive income (loss)	$346,897	$(1,036,060)

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC

Consolidated Statements of Changes in Stockholders’ Deficit

Year Ended December 31, 2020

	Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Treasury	Other Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Subscribed	Capital	Stock	income	Deficit	Interest	Total
Balance, December 31, 2019	64,000	$64,000	24,395,037	$24,395	$-	$4,218,265	$(5,300)	$(34,430)	$(4,635,230)	-	(368,300)
	-	-								-	-
Issuance of common stock for cash proceeds	-	-	31,250	31	-	24,969	-	-	-	-	25,000
									-	-
Issuance of common stock for acquisitions	-	-	1,500,000	1,500	-	669,776	-	-	-	-	671,276

Sale of common stock subscription					14,000						14,000

Foreign currency translation adjustment	-	-	-	-	-	-	-	490,802	-	-	490,802

Gain on adjusted value of other long-term liability	-	-	-	-	-	-	-	360,024	-	-	360,024

Net loss	-	-	-	-	-	-		-	(503,929)	-	(503,929)

Balance, December 31, 2020	64,000	$64,000	25,926,287	$25,926	$14,000	$4,913,010	$(5,300)	$816,396	$(5,139,159)	-	$688,873

Year Ended December 31, 2019

Balance, December 31, 2018	64,000	$64,000	24,982,537	$24,983	$-	$4,192,678	$(37,688)	$(5,300)	$(3,595,912)	$94,087	$736,848

Recission of common shares	-	-	(650,000)	(650)	-	650	-	-	-	-	-

Issuance of common stock for cash proceeds			62,500	62	-	24,937	-	-	-	-	24,999

Foreign currency translation adjustment	-	-	-	-	-	-	3,258	-	-	-	3,258

Net loss	-	-	-	-	-	-	-	-	(1,039,318)	(94,087)	(1,133,405)

Balance December 31, 2019	64,000	$64,000	24,395,037	$24,395	$-	$4,218,265	$(34,430)	$(5,300)	$(4,635,230)	$-	$(368,300)

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC
Consolidated Statements of Cash Flows

	December 31,
	2020	2019
Cash flows from operating activities
Net (loss) from continuing operations	$(503,929)	$(1,039,318)

Adjustments to reconcile net loss to net cash used in operating activities
Goodwill impairment loss	164,180	-
Loss on investment	-	331,787
Loss on stock based liability	-	467,487
Loss related items	-	(50,581)
Depreciation and amortization expense	370,552	102,754

Changes in operating assets and liabilities
Accounts receivable	(142,378)	(18,686)
Prepaid expenses and other current assets	(108,791)	(18,686)
(Repayments) proceeds from related parties, net	(57,683)	132,491

Interest payable, related party	7,375	7,315
Accounts payable and accrued liabilities	138,165	48,429
Accounts payable, related party	-	(25,000)
Lease obligation	(6,771)	-
Net cash used in operating activities	(139,279)	(43,322)

Cash flows from investing activities
Purchase of equipment	(800)	-
Net cash used in investing activities	(800)	-

Cash flows from financing activities
Proceeds from notes payable	107,457	-
(Repayments) proceeds from bank overdrafts	(12,043)	16,782
Proceeds from sale of common stock subscription	14,000	-
Proceeds from sale of common stock	25,000	25,000
Net cash provided by financing activities	134,414	41,782

Net change in cash	(5,665)	(1,540)
Effect of exchange rate on cash	191	1,772
Cash and cash equivalents at beginning of year	13,140	12,908

Cash and cash equivalents at end of year	7,666	$13,140

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Retiring of common shares	$-	$650
Other long term liability entered into for acquisition of Union Strategies, Inc.	$1,240,000	$-
Common shares issued for acquisition of Union Strategies, Inc.	$2,400,000	$-
Net of Union Strategies, Inc. assets acquired and liabilities assumed	$4,000,000	$-

See accompanying notes to consolidated financial statements.

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Note 1 - Organization and Significant Accounting Policies

The Company was organized on January 17, 2007 (Date of Inception) under the laws of the State of Nevada, as DBL Senior Care, Inc. and subsequently changed its name to DLT Resolution Inc. on December 4, 2017.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in regards to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources.

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

At December 31, 2020, there were no uncertain tax positions that require accrual.

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

Intangible Assets

Intangible assets consist of developed technology, customer relationships, the Company’s website, non-compete agreements and domain names. The Company amortizes, to cost of revenue and operating expenses, these definitelived intangible assets on a straightline basis over the life of the assets which range from five to seven years.

Impairment of LongLived Assets and Goodwill

The carrying value of longlived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

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

As of December 31, 2020 and 2019, the Company had 0 shares of Series A Preferred Stock issued and outstanding. As of December 31, 2020 and 2019, the Company had 64,000 shares of Series B Convertible Preferred Stock issued and outstanding that converts into 12,800 shares of the Company’s Common Stock. As of December 31, 2020 and 2019, the Company expects to issue 1,500,000 and 500,000 shares of its Common Stock, respectively, in connection with its acquisitions (See Note 2).

Principals of Consolidation

The consolidated financial statements represent the results of Union Strategies, Inc. and DLT Resolution, Inc.; its wholly owned subsidiaries, DLT Resolution Corp. and DLT Data Services; and the assets, processes, and results therefrom of 1922861 Ontario Inc. Note 7 – Acquisition of 1922861 Ontario Inc.) All intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of 0.784129 and 0.771486 in effect at the balance sheet dates of December 31, 2020 and December 31, 2019, respectively. Statements of operations amounts have been translated using the annual weighted average exchange rates of 0.767548 and 0.753670 for the years ended December 31, 2020 and 2019, respectively. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). There were $33 and $5,362 currency transaction gains recognized during the years ended December 31, 2020 and 2019, respectively.

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

Acquisition of 1922861 Ontario Inc

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

The Company allotted 24 months to achieve this milestone. There is full acceleration to allow for full vesting as quickly as the cumulative sales milestones are reached. Share issuances will be issued under reliance of appropriate exemptions from registration with the Securities & Exchange Commission and will contain substantial resale restrictions.

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, equipment, customer relationships, software, domain names and non-compete agreements) and liabilities assumed (accounts payable and related party payable) at fair value as of the acquisition date. The carrying values of cash, accounts receivable, accounts payable and related party payable were deemed to be fair value as of the acquisition date. The Company determined the fair value of the equipment to be historical net book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. However, the allocation of excess purchase and the amounts allocated to intangible assets are now as per valuation of assets and liabilities performed by independent valuer. Under the purchase agreement, the Company issued 1,000,000 shares of Common Stock valued at $417,815 and committed to issue an additional 500,000 shares of Common Stock at certain milestones. The obligation to issue the 500,000 shares of Company Common Stock is shown as an “other long-term liabilities” on the face of the balance sheet and was valued at $647,711 and $685,000 as of December 31, 2020 and 2019, respectively. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired and liabilities assumed at fair value as of the acquisition date. The carrying values of accounts receivable, property and equipment, right to use asset, accounts payable, HST payable, accrued liabilities and lease obligation were deemed to be fair value as of the acquisition date. The obligation to issue the Contingent Shares is subject mark to market pricing of DLT stock price and is included in “other long-term liabilities” on the face of the balance sheet and valued at $1,240,000 on December 31, 2020.

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

Note 3 – Goodwill and Intangible Assets

Due to a sustained decline in the market capitalization of our Common Stock during the first quarter of 2020, we performed an interim goodwill impairment test. Management considered that, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium, other operating conditions, and the effect of changes in estimates and assumptions that could materially affect the determination of fair value and goodwill. As a result of the significant decline in the current market capitalization despite any of the other positive factors contemplated and relatively little change in our ongoing business operations, the outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill related to the acquisition of A.J.D. Data Services of $160,594 recorded in the unaudited consolidated financial statements for the year ended December 31, 2020.

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of December 31, 2020 and 2019, identifiable intangibles were as follows:

	2020	2019

Developed technology	$456,363	$312,452
Customer relationships	1,008,390	100,293
Website	119,000	119,000
Domain and trade name	138,007	3,857
Non-compete	844,507	36,260
Accumulated amortization	(549,622)	(195,402)
Total intangible assets, net	$2,016,645	$376,460

Expected future amortization expense related to identifiable intangibles based on our carrying amount as of December 31, 2020 for the following five years is as follows (in thousands):

For the Twelve Months ended December 31,
2021	$339,767
2022	332,906
2023	332,906
2024	316,778
2025	116,259
Thereafter	578,030
$2,020,359

Note 4 - Related Party Transactions

No compensation was incurred for the services of the Company’s directors or executives during the years ended December 31, 2020 and 2019.

As of December 31, 2020 and December 31, 2019, the Company had outstanding amounts payable to related parties of $20,884 and $20,880. The obligations are unsecured, non-interest bearing, due on demand and payable in Canadian dollars, with the change in the liability from December 31, 2019 to December 31, 2020 attributable to the change in the exchange rate for U.S. and Canadian dollars.

During the year ended December 31, 2019, the Company also made payments for services rendered by related parties totaling $25,000, resulting in balances owed for such services of $15,000 as of December 31, 2020 and 2019.

The Company has a note payable to a related party as settlement for consulting services. The note carries interest of 9% compounded annually and is due on demand. As of December 31, 2020 and December 31, 2019, $81,500 of principal and $41,565 and $34,190 of accrued interest was due, respectively.

During the year ended December 31, 2020, the Company advanced a total of $111,471 to two individuals who manage USI’s operations. The advances are repayable upon demand.

Note 5 - Stockholders’ Equity

Series A Convertible Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $1 per share.

There were 0 and 0 shares of series A convertible preferred stock issued and outstanding as of December 31, 2020 and December 31, 2019, respectively.

Series B Convertible Preferred Stock

The Company is authorized to issue up to 500,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.20 per share.

There were 64,000 shares of series B convertible preferred stock issued and outstanding as of December 31, 2020 and December 31, 2019.

Common Stock

On January 13, 2020, the Company issued 31,250 shares of restricted Company Common Stock to a third party individual in a stock subscription agreement for $25,000 in cash.

The Company issued 1,500,000 shares of restricted Common Stock pursuant to the Purchase Agreement to acquire USI. See Note 2.

The Company retired 650,000 shares of its Common Stock in 2019.

Treasury Stock

There are 3,815,000 shares of Common Stock held as treasury stock as of December 31, 2020 and December 31, 2019, respectively, as a result of a 2014 buy-back of 38,000 post-split shares of Common Stock for cash and a 2017 buy-back of 3,777,000 shares of Common Stock in exchange for $5,000 note payable and $200 related party payable.

Note 6 – Notes Payable

Related Party

In 2015, the Company entered into a $350,000 note payable with a related party as a settlement for payment of consulting services provided valued at $350,000. The note carries interest of 9% compounded annually and was due on November 19, 2016. In 2016, the Company issued 50,000 shares of Series A Preferred Stock as repayment of $31,500 of accrued interest and $18,500 of outstanding principal. In 2017, the Company issued 1,250,000 shares of its Common Stock as repayment of $250,000 of principal. As of December 31, 2020 and 2019, $81,500 of principal and $41,565 and $34,190 of accrued interest due was due, respectively.

Non – Related Party

On August 1, 2017, the Company entered into a $5,000 note payable with an unrelated party to purchase Company Common Stock held by the unrelated party. The note was due on July 1, 2019 and bears no interest. As of December 31, 2020 and 2019, the $5,000 note principal is outstanding.

The Government of Canada launched CEBA to assist businesses during the current challenges by providing interest-free unsecured loans. During the year ended December 31, 2020, the Company’s three Canadian subsidiaries each received CEBA loans. The loans bear zero interest and may be repaid any time after October 1, 2020 and if repaid on or before December 31, 2022, CEBA will forgive CAD 10,000 in loan principal. Should a CEBA loan be unpaid as of December 31, 2022, the loan converts to a three-year term loan having a 5% annual fixed rate of interest. As of December 31, 2020, the Company has a total of $109,778 (CAD 140,000) in outstanding CEBA loans.

Note 7 - Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Pursuant to FASB ASC Topic 740, when it is more likely than not that a tax asset cannot be realized through future income, the Company must provide an allowance for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period. The Company records estimated losses from interest and penalties arising from taxes remitted late as well as unrecognized tax benefits as they are incurred as general and administrative expenses. The Company did not have accrued interest or penalties related to income taxes as of December 31, 2020 or 2019. The Company has not filed its 2020 and 2019 tax returns as of the date of this filing.

The sources and tax effects of the temporary differences for the periods presented are as follows (rounded to the nearest thousand):

	December 31, 2020	December 31 2019
Net operating loss carry forward	$2,541,000	$2,201,000
Applicable Canadian Federal and Provincial tax rates	26.5%	26.5%
Deferred tax asset related to net operating losses	673,000	585,000
Deferred tax asset relating to debt discounts and derivative liability (at 26.5%)	-	-
Valuation allowance	(673,000)	(585,000)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the United States federal statutory rate of 21% and 35% to the income tax recorded is as follows:

	December 31, 2020 (21%)	December 31, 2019 (21%)
Tax benefit at United States Federal statutory rate	$141,000	$110,000
Differences in U.S. and Canadian tax rates on provision	53,000	29,000
Increase in valuation allowance	(88,000)	(139,000)
Income tax provision	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2020 or 2019, or since inception.

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

Note 8 – Concentrations

During the years ended December 31, 2020 and 2019, no single customer accounted for more than 10% of total revenue for the respective periods. As of December 31, 2020, one customer had an outstanding accounts receivable balance that was 15% of our total accounts receivable at that time. As of December 31, 2019, no single customer had an outstanding accounts receivable balance that exceeded 10% of our total accounts receivable at that time.

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

Leases Commitment

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. USI has an operating lease for its Edmonton, Canada facility that started in March 2019 and terminates in February 2022. There was no sublease rental income for the year ended December 31, 2020. USI paid approximately $7,993 against the Lease obligation in the year ended December 31, 2020.

USI’s lease agreement does not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

ROU lease asset and lease liability for the operating lease is recorded in the balance sheet as follows:

As of
December 31, 2020
Operating lease - right of use asset	$7,814

Lease obligations — operating leases, current portion	$6,267
Lease obligations — operating leases, net of current portion	998
Total lease liability	$7,265

Weighted average remaining lease term (in years)	1.2
Weighted average discount rate	7.75%

Future lease payments included in the measurement of lease liabilities on the balance sheet as of December 31, 2020, for the following five fiscal years and thereafter were as follows:

For the year ending
December 31,

2021	$7,528
2022	1,254

Total future minimum lease payments	8,782
Present value adjustment	1,517
Total	$7,265

Other Commitments

As permitted under Canadian Corporations Business Act, USI agrees to indemnify officers and directors for certain events or occurrences while the officer or director is, or was, serving at USI’s request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments USI could be required to make under these indemnification agreements; however, USI maintains insurance policy coverage that may enable USI to recover a portion of any amounts paid. As a result of USI’s insurance policy coverage, management believes the estimated fair value of these indemnifications is minimal. Accordingly, USI did not record any indemnification liabilities as of December 31, 2020 and 2019.

