Form 10-Q
period 2021-03-31
DLT Resolution Inc.
filed 2021-05-26
CIK 1420368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 26, 2021, 26,926,287 shares of the registrant’s Common Stock, $0.001 par value, were issued and 23,667,537 were outstanding.

FORM 10-Q

QUARTER ENDED MARCH 31, 2021

Item 1: Financial Statements

DLT RESOLUTION, INC.
Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,880	$7,666
Accounts receivable	242,173	346,948
Prepaid expenses and other current assets	102,108	111,141
Total current assets	361,161	465,755
Property and equipment, net of accumulated depreciation	73,694	77,000
Right of use asset, net of accumulated depreciation	6,201	7,814
Intangible assets, net of accumulated amortization	1,942,411	2,016,645
Goodwill	955,468	955,854
Total assets	$3,348,935	$3,523,068

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$28,285	$30,577
Accounts payable and accrued liabilities	618,005	634,914
Accounts payable, related party	15,000	15,000
Interest payable, related party	43,409	41,565
Related party payables	20,887	20,884
Notes payables, related party	81,500	81,500
Notes payable, current portion	110,883	109,778
Lease obligation – operating lease	5,710	6,268
Total current liabilities	940,486	940,486

Notes payable, net of current portion	5,000	5,000
Other long term liability	2,243,229	1,887,711
Lease obligation – operating lease, net of current portion	-	998
Total liabilities	2,834,195	2,834,195

Stockholders' equity
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; 0 and 0 issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; 64,000 and 64,000 issued and outstanding at March 31, 2021 and December 31, 2020	64,000	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 25,926,287 issued and 29,741,287 outstanding at March 31, 2021 and December 31, 2020	25,926	25,926
Common stock subscribed	14,000	14,000
Additional paid in capital	4,913,010	4,913,010
Other comprehensive income	484,853	816,396
Treasury stock, 3,815,000 shares at March 31, 2021 and December 31, 2020	(5,300)	(5,300)
Accumulated deficit	(5,319,462)	(5,139,159)
Total stockholders’ equity	177,027	688,873

Total liabilities and stockholders' equity	$3,348,935	$3,523,068

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three Months ended March 31,
	2021	2020
Revenue	$440,083	$428,347
Cost of revenue and operating expenses
Cost of revenue	363,546	238,686
General and administrative	88,514	196,245
Depreciation and amortization	100,104	115,268
Professional fees	65,831	40,439
Goodwill impairment loss	-	159,187
Total operating expenses	254,504	749,825

Loss from operations	(177,964)	(321,478)

Other expense
Foreign exchange loss	(45)	-
Interest expense	(2,294)	(7,424)
Total other expense	(2,339)	(7,424)
Net loss before income taxes	(180,303)	(328,902)

Income taxes	-	-

Net loss	$(180,303)	$(328,902)

Loss from per common share, basic and diluted	$(0.01)	$(0.01)
Weighted average basic shares outstanding	25,926,287	25,427,317
Weighted average diluted shares outstanding	25,926,287	25,427,317

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three Months ended March 31,
	2021	2020
Net loss	$(180,303)	$(328,902)
Other comprehensive (loss) income
(Loss) gain on valuation adjustment to other long-term liabilities	(300,000)	230,024
Foreign currency translation adjustment	(31,543)	(215,351)
Total other comprehensive loss	(331,543)	14,673

Comprehensive loss	$(511,846)	$(314,229)

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

	Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Treasury	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Stock	income	Deficit	Total
Balance, December 31, 2020	64,000	$64,000	25,926,287	$25,926	$14,000	$4,913,010	$(5,300)	$816,396	$(5,139,159)	(368,300)
	-	-								-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(31,543)	-	(31,543)

Loss on adjusted value of other long-term liability	-	-	-	-	-	-	-	(300,000)	-	(300,000)

Net loss	-	-	-	-	-	-		-	(180,303)	(180,303)

Balance, March 31, 2021	64,000	$64,000	25,926,287	$25,926	$14,000	$4,913,010	$(5,300)	$484,853	$(5,319,462)	$177,027

Balance, December 31, 2019	64,000	$64,000	24,395,037	$24,395	$-	$4,218,265	$(5,300)	$(34,430)	$(4,635,230)	$(368,300)

Issuance of common stock for acquistion	-	-	1,500,000	1,500	-	2,398,500	-	-	-	2,400,000

Issuance of common stock for cash proceeds			31,250	31	-	24,969	-	-	-	25,000

Foreign currency translation adjustment	-	-	-	-	-	-	-	(215,351)	-	(215,351)

Gain on adjusted value of other long-term liability	-	-	-	-	-	-	-	230,024	-	360,024

Net loss	-	-	-	-	-	-	-	-	(328,902)	(328,902)

Balance March 31, 2020	64,000	$64,000	25,926,287	$25,926	$-	$6,641,734	$(5,300)	$(19,757)	$(4,964,132)	$1,742,471

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC
Unaudited Condensed Consolidated Statements of Cash Flows

	March 31,
	2021	2020
Cash flows from operating activities
Net (loss) from continuing operations	$(180,303)	$(328,902)

Adjustments to reconcile net loss to net cash used in operating activities
Goodwill impairment loss	-	159,187
Depreciation and amortization expense	100,103	115,268
Changes in operating assets and liabilities
Accounts receivable	108,231	13,958
Prepaid expenses and other current assets	10,126	-
(Repayments) proceeds from related parties, net	(21,339)	(4,256)

Interest payable, related party	1,844	1,844
Accounts payable and accrued liabilities	138,165	20,698
Accounts payable, related party	-	-
Lease obligation	(1,629)	(1,580)
Net cash provided by (used in) operating activities	355	(23,783)

Cash flows from investing activities
Purchase of equipment	-	(1,911)
Net cash used in investing activities	-	(1,911)

Cash flows from financing activities
Proceeds from sale of common stock	-	25,000
(Repayments) proceeds from bank overdrafts	9,218	(11,278)
Net cash provided by financing activities	9,218	13,722

Net change in cash	9,573	(11,972)
Effect of exchange rate on cash	(359)	(1,168)
Cash and cash equivalents at beginning of year	7,666	13,140

Cash and cash equivalents at end of year	16,880	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities

Other long term liability entered into for acquisition of Union Strategies, Inc.	$-	$1,370,000
Common shares issued for acquisition of Union Strategies, Inc.	$-	$2,400,000
Net of Union Strategies, Inc. assets acquired and liabilities assumed	$-	$4,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

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

Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2021 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K as filed with the SEC on May 10, 2021.

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

At March 31, 2021, there were no uncertain tax positions that require accrual.

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

As of March 31, 2021 and 2020, the Company had 64,000 shares of Series B Convertible Preferred Stock issued and outstanding, which were convertible into 12,800 shares of the Company’s common stock. As of March 31, 2021, the Company expects to issue an additional 1,500,000 restricted common shares of stock from recent acquisitions. See Note 2.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of 0.792016 and 0.784129 in effect at the balance sheet dates of March 31, 2021 and December 31, 2020, respectively. Unaudited condensed consolidated statements of operations amounts have been translated using the weighted average exchange rates of 0.790010 for the three months ended March 31, 2021 and 0.744205 for the three months ended March 31, 2020. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). Foreign currency transaction losses recognized for the three-month periods ended March 31, 2021 and 2020 were $45 and $0, respectively.

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, equipment, customer relationships, software, domain names and non-compete agreements) and liabilities assumed (accounts payable and related party payable) at fair value as of the acquisition date. The carrying values of cash, accounts receivable, accounts payable and related party payable were deemed to be fair value as of the acquisition date. The Company determined the fair value of the equipment to be historical net book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. However, the allocation of excess purchase and the amounts allocated to intangible assets are now as per valuation of assets and liabilities performed by independent valuer. Under the purchase agreement, the Company issued 1,000,000 shares of Common Stock valued at $417,815 and committed to issue an additional 500,000 shares of Common Stock at certain milestones, which was determined to have a fair value of $685,000 with mark to market pricing of DLT stock price as of December 31, 2020 and March 31, 2021 using its closing price as of both dates. The obligation to issue the 500,000 shares of Company Common Stock is shown as an “other long-term liabilities” on the face of the balance sheet and was valued at $703,229 and $647,711 as of March 31, 2021 and December 31, 2020, respectively. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired and liabilities assumed at fair value as of the acquisition date. The carrying values of accounts receivable, property and equipment, right to use asset, accounts payable, HST payable, accrued liabilities and lease obligation were deemed to be fair value as of the acquisition date. The preliminary allocation of the purchase price is based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. However, the estimates of the fair value of the assets acquired and liabilities assumed are subject to revision based on the results of their valuation performed by an independent valuer. The obligation to issue the Contingent Shares is subject mark to market pricing of DLT stock price and is included in “other long-term liabilities” on the face of the balance sheet and valued at $1,540,000 and $1,240,000 based on the closing share price of DLT Common Stock on March 31, 2021 and December 31, 2020, respectively.

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

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of March 31, 2021 and December 31, 2020, identifiable intangibles were as follows:

	March 31, 2021	December 31, 2020

Developed technology	$460,954	$456,363
Customer relationships	1,018,533	1,008,390
Website	119,000	119,000
Domain and trade name	139,395	138,007
Non-compete	853,002	844,507
Accumulated amortization	(648,473)	(549,622)
Total intangible assets, net	$1,942,411	$2,016,645

Expected future amortization expense related to identifiable intangibles based on our carrying amount as of March 31, 2021 for the following five years is as follows (in thousands):

For the Twelve Months ended March 31,
2022	$339,767
2023	332,906
2024	332,906
2025	316,778
2026	116,259
Thereafter	503,795
$1,942,411

Note 4 – Note Payable

On August 1, 2017, the Company issued a non-interest bearing $5,000 note payable due on July 1, 2019 to a third party in exchange for Company Common Stock held by the third party. As of March 31, 2021, the note is unpaid.

Note 5 – Other Long-term Liabilities

Other long-term liabilities consist of the Company’s obligations to issue shares of its Common Stock pursuant to recent acquisitions. See Note 2. As of March 31, 2021, total other long-term liabilities $2,243,229 consisted of $703,229 for shares issuable for the Acquisition of 1922861 Ontario Inc. and $1,540,000 for the shares issuable for the acquisition of USI. As of December 31, 2020, total other long-term liabilities consisted of $647,711 for shares issuable for the Acquisition of 1922861 Ontario Inc. and $1,240,000 for the shares issuable for the acquisition of USI. The liabilities are subject to mark to market accounting based on the market price of DLT shares of Common Stock and will be extinguished once the shares are issued.

Note 6 – Stockholders’ Equity

Common Stock

On January 13, 2020, the Company issued 31,250 shares of restricted Company Common Stock to a third party individual in a stock subscription agreement for $25,000 in cash.

The Company issued 1,500,000 shares of restricted Common Stock pursuant to the Purchase Agreement to acquire USI. See Note 2.

Series A Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.10 per share. There were no shares of series A convertible preferred stock issued and outstanding as of March 31, 2021 and December 31, 2020.

Series B Convertible Preferred Stock

The Company is authorized to issue 500,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.20 per share. There were 64,000 shares of series B convertible preferred stock issued and outstanding as of March 31, 2021 and December 31, 2020.

Note 7 - Related Party Transactions

No compensation was incurred for the services of the Company’s directors or executives during the periods ended March 31, 2021 and 2020.

As of March 31, 2021 and December 31, 2020, the Company had outstanding amounts payable to related party payables of $20,887 and $20,884. The obligations are unsecured, non-interest bearing, due on demand and payable in Canadian dollars, with the change in the liability from December 31, 2020 to March 31, 2021 attributable to the change in the exchange rate for U.S. and Canadian dollars.

The Company has a note payable to a related party as settlement for consulting services. The note carries interest of 9% compounded annually and is due on demand. As of March 31, 2021 and December 31, 2020, $81,500 of principal and $43,409 and $41,565 of accrued interest was due, respectively.

Note 8 – Concentrations

During the three-month periods ended March 31, 2021 and 2020, no single customer accounted for more than 10% of our total revenue for the respective periods. As of March 31, 2021 and December 31, 2020, two customers had outstanding accounts receivable balance that exceeded 10% of our total accounts receivable at that time.

Note 9 – Commitments and Contingencies

Leases Commitment

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. USI has an operating lease for its Edmonton, Canada facility that started in March 2019 and terminates in February 2022. There was no sublease rental income for the three-month periods ended March 31, 2021 and 2020. USI paid approximately $2,222 against the Lease obligation in the three months ended March 31, 2021.

USI’s lease agreement does not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

ROU lease asset and lease liability for the operating lease is recorded in the balance sheet as follows:

As of
March 31, 2021
Operating lease - right of use asset	$6,201

Lease obligations — operating leases, current portion	$5,710
Lease obligations — operating leases, net of current portion	-
Total lease liability	$5,710

Weighted average remaining lease term (in years)	0.6
Weighted average discount rate	7.75%

Future lease payments included in the measurement of lease liabilities on the unaudited balance sheet as of March 31, 2021, for the following five fiscal years and thereafter were as follows:

For the year ending
December 31,

2021	$5,703

2022	1,267
Total future minimum lease payments	6,970
Present value adjustment	1,260
Total	$5,710

Other Commitments

As permitted under Canadian Corporations Business Act, USI agrees to indemnify officers and directors for certain events or occurrences while the officer or director is, or was, serving at USI’s request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments USI could be required to make under these indemnification agreements; however, USI maintains insurance policy coverage that may enable USI to recover a portion of any amounts paid. As a result of USI’s insurance policy coverage, management believes the estimated fair value of these indemnifications is minimal. Accordingly, USI did not record any indemnification liabilities as of March 31, 2021 and December 31, 2020.

Note 10 – Subsequent Events

On May 20, 2021, we issued 1,000,000 shares of our Common Stock to the sellers of USI as completion of our purchase price paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation. Shareholders’ Equity General

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about DLT Resolutions’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements. In addition, statements about the potential effects of the COVID-19 pandemic on the Company’s businesses, results of operations and financial condition may constitute forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on May 10, 2021, under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

Recent Developments

On January 30, 2020, the Company acquired all the issued and outstanding capital stock of USI for 2,500,000 shares of the Company’s restricted Common Stock (See Note 2). The acquisition, valued at $4,000,000 resulted in USI becoming a wholly owned subsidiary of the Company. USI, located in Woodbridge, Ontario, Canada, is focused on designing, installing and maintaining telephony, data, video, storage, and LAN/WAN networks. USI has clients encompassing K-12 and higher education institutions, trades industry organizations, and local government entities having memberships ranging from 100 to 10,000 people that utilize products and services that USI provides by deploying a variety of technologies to keep client networks up and running efficiently.

Results of Operations

Revenues

Revenues for the three months ended March 31, 2021 and 2021 were $440,083 and $428,347, respectively. The increase resulted primarily from the inclusion of a full quarter’s USI revenue in 2021 compared to the quarter ended March 31, 2020, which includes USI revenue starting on the January 30, 2020 acquisition date.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2021 and 2020 were $363,546 and $196,245, respectively. The increase resulted primarily from the inclusion of a full quarter’s USI cost of revenue in 2021 compared to the quarter ended March 31, 2020, which includes USI cost of revenue starting on the January 30, 2020 acquisition date.

General and Administrative

General and administrative expense, excluding professional fees, was $88,514 and $196,245 for the three months ended March 31, 2021 and 2020, respectively. The decrease resulted primarily from the receipt of nearly $46,000 in Canadian government COVID-19 related payroll subsidies in the three months ended March 31, 2021 that reduced our USI payroll costs for the quarter.

Professional Fees

Professional fees were $65,883 and $40,439 for the three months ended March 31, 2021 and 2020, respectively. The increase resulted primarily from the inclusion of a full quarter’s USI professional fees in 2021 compared to the quarter ended March 31, 2020, which includes USI professional fees starting on the January 30, 2020 acquisition date.

Depreciation and Amortization

Depreciation and amortization expense was $100,104 and $115,268 for the three months ended March 31, 2021 and 2020, respectively. The decrease resulted primarily from the lower level of amortization expense related to intangible assets acquired in the USI acquisition.  Our amortization expense in the quarter ended March 31, 2020 was based on an estimated purchase price allocation that we revised in the quarter ended September 30, 2020 following a purchase price allocation analysis performed by a third party that resulted in less amortization expense each quarter thereafter..

Goodwill Impairment Loss

Our goodwill impairment loss was $0 and $159,187 for the three months ended March 31, 2021 and 2020, respectively.  Due to a sustained decline in the market capitalization of our Common Stock during the first quarter of 2020, we performed an interim goodwill impairment test. Management considered that, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium, other operating conditions, and the effect of changes in estimates and assumptions that could materially affect the determination of fair value and goodwill. As a result of the significant decline in the current market capitalization despite any of the other positive factors contemplated and relatively little change in our ongoing business operations, the outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill of $159,187 in the three months ended March 31, 2020.

Other Expense

The Company had net other expense of $2,339 and $7,424 for the three months ended March 31, 2021 and 2020, respectively. The decrease is due to a reduction in the outstanding balance of our interest-bearing obligations.

Net Loss

The Company had a net loss of $180,303 and $328,902 for the three months ended March 31, 2021 and 2020, respectively. The decrease in net loss in the current year primarily resulted from the aforementioned non-recurring goodwill impairment loss incurred in the period ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had total current assets of $361,161 and current liabilities of $923,679 creating a working capital deficit of $562,518. As of December 31, 2020, we had working capital deficit of $474,731 with the increase of the deficit attributed to the reduction in our accounts receivable in the quarter ended March 31, 2021 with the proceeds from collections of accounts receivable used to fund our operations.

Net provided by operating activities was $355 during the three months ended March 31, 2021 compared to $19,527 for the same period in 2020.

Net cash used in investing activities was $1,911 during the three months ended March 31, 2021 compared to $0 for the same period in 2020.

During the three months ended March 31, 2021 and 2020, the Company generated $9,218 and $13,722 in cash from financing activities, respectively.

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

Off-Balance Sheet Arrangements

None.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In assessing the effectiveness of our internal control over financial reporting as of December 31, 2020, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2020 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2020, the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1. Risk Factors.

Not required under Regulation S-K for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 20, 2021, the Company issued 1,000,000 shares of its restricted Common Stock to the former shareholders of USI as additional compensation for acquiring all of USI’s issued and outstanding common shares (see Note 2).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are attached hereto:

Exhibit No.		Description of Exhibit

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	*	Certification of Principal Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.
32.1	**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101		Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLT Resolution, Inc.

By:	/s/ John Wilkes	/s/ John Wilkes
	John Wilkes	John Wilkes
	President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)	(Principal Financial Officer)

	May 26, 2021	May 26, 2021

