Form 10-Q
period 2021-06-30
DLT Resolution Inc.
filed 2021-08-16
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, 26,926,287 shares of the registrant’s Common Stock, $0.001 par value, were issued and 22,667,537 were outstanding.

FORM 10-Q

QUARTER ENDED JUNE 30, 2021

Item 1: Financial Statements

DLT RESOLUTION, INC
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$15,906	$7,666
Accounts receivable, net of allowance for doubtful accounts of $44,730 at June 30, 2021 and $0 at December 31, 2020	193,253	346,948
Prepaid expenses and other current assets	103,935	111,141
Total current assets	313,094	465,755

Property, plant and equipment, net of accumulated depreciation	70,877	77,000
Operating lease – right of use asset	4,590	7,814
Intangible assets, net of accumulated amortization	1,881,337	2,016,645
Goodwill	982,745	955,854

Total assets	$3,252,643	$3,523,068

LIABILITIES AND STOCKHOLDERS’DEFICIT

Current liabilities
Bank overdraft	$24,660	$30,577
Accounts payable and accrued liabilities	666,696	634,914
Accounts payable, related party	15,000	15,000
Interest payable, related party	45,238	41,565
Related party payables	20,892	20,884
Note payable, related party	81,500	81,500
Notes payable, current portion	112,867	109,778
Lease obligation – operating lease	4,186	6,268
Total current liabilities	971,039	940,486

Notes payable, net of current portion	5,000	5,000
Other long term liability	845,000	1,887,711
Lease obligation – operating lease, net of current portion	-	998
Total liabilities	1,821,039	2,834,195

Stockholders’ equity
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; 0 and 25,000 issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; 64,000 and 64,000 issued and outstanding at June 30, 2021 and December 31, 2020	64,000	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 26,926,287 and 25,926,287 issued; 23,111,287 and 22,111,287 outstanding at June 30, 2021 and December 31, 2020	26,926	25,926
Common stock subscribed	14,000	14,000
Additional paid-in capital	6,762,010	4,913,010
Other comprehensive income	74,836	816,396
Treasury stock, 3,815,000 shares as of June 30, 2021 and December 31, 2020, at cost	(5,300)	(5,300)
Accumulated deficit	(5,504,868)	(5,139,159)
Total stockholders’ equity	1,431,604	688,873

Total liabilities and stockholders’ equity	$3,252,643	$3,523,068

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue	$415,331	$549,453	$855,414	$977,800

Cost of revenue and operating expenses
Cost of revenue	370,045	263,828	733,591	502,514
General and administrative	142,309	172,643	230,823	368,888
Depreciation and amortization	105,632	151,765	205,736	267,033
Professional fees	(20,095)	31,850	45,788	64,421
Goodwill impairment loss	-	(4,768)	-	154,419
Total operating expenses	289,946	614,804	1,215,938	1,364,629

Loss from operations	(182,560)	(65,351)	(360,524)	(386,829)

Other expense
Foreign exchange loss	(10)	(3)	(55)	(3)
Interest expense	(2,836)	(11,482)	(5,130)	(18,906)
Total other expense	(2,846)	(11,485	(5,185)	(18,909)

Net loss	$(185,406)	$(76,836)	$(365,709)	$(405,738)

Basic loss per common share – net loss	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Diluted loss per common share – net loss	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Weighted average basic shares outstanding	26,381,843	25,926,287	26,154,065	25,676,802
Weighted average diluted shares outstanding	26,381,843	25,926,287	26,154,065	25,676,802

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.
Consolidated Statements of Comprehensive Loss

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(185,406)	$(76,836)	$(365,709)	$(405,738)

Other comprehensive loss
Gain on adjusted value of other long-term liability	(310,000)	(230,000)	(610,000)	24
Foreign currency translation adjustment	(100,017)	(84,001)	(131,560)	(299,352)
Total other comprehensive loss	(410,017)	(314,001)	(741,560)	(299,328)

Comprehensive loss	$(595,423)	$(29,339)	$(1,107,269)	$(705,066)

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

	Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Treasury	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Stock	income	Deficit	Total
Balance, December 31, 2020	64,000	$64,000	25,926,287	$25,926	$14,000	$4,913,010	$(5,300)	$816,396	$(5,139,159)	688,873

Issuance of common stock for acquisition	-	-	1,000,000	1,000	-	1,849,000	-	-	-	1,850,000
	-	-								-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(131,560)	-	(131,560)

Loss on adjusted value of other long-term liability	-	-	-	-	-	-	-	(610,000)	-	(610,000)

Net loss	-	-	-	-	-	-		-	(365,709)	(365,709)

Balance, June 30, 2021	64,000	$64,000	26,926,287	$26,926	$14,000	$6,762,010	$(5,300)	$74,836	$(5,504,868)	$1,431,604

Balance, December 31, 2019	64,000	$64,000	24,395,037	$24,395	$-	$4,218,265	$(5,300)	$(34,430)	$(4,635,230)	$(368,300)

Issuance of common stock for acquisition	-	-	1,500,000	1,500	-	2,398,500	-	-	-	2,400,000

Issuance of common stock for cash proceeds			31,250	31	-	24,969	-	-	-	25,000

Foreign currency translation adjustment	-	-	-	-	-	-	-	(299,352)	-	(299,352)

Gain on adjusted value of other long-term liability	-	-	-	-	-	-	-	24	-	24

Net loss	-	-	-	-	-	-	-	-	(405,738)	(405,738)

Balance June 30, 2020	64,000	$64,000	25,926,287	$25,926	$14,000	$6,641,734	$(5,300)	$(333,758)	$(5,040,968)	$1,365,634

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Cash flows from operating activities
Net loss	$(365,709)	$(405,738)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on investment

Depreciation and amortization expense	205,737	267,034
Goodwill impairment loss	-	154,419
Changes in operating assets and liabilities
Accounts receivable	163,185	(113,666)
Lease obligation	(3,284)	(3,233)
Interest payable, related party	3,673	3,688
Accounts payable and accrued liabilities	21,461	70,296
Repayments to related parties	(38,323)	(25,772)
Prepaid expenses and other current assets	10,437	-
Net cash used in operating activities	(2,823)	(52,972)

Net cash used in investing activities
Purchase of equipment	-	(749)
Net cash used in investing activities	-	(749)

Cash flows from financing activities
Proceeds from notes payable	-	86,631
Proceeds from (repayment of) bank overdrafts	9,420	(48,538)
Proceeds from sale of common stock	-	25,000
Proceeds from sale of common stock subscription	-	14,000
Net cash provided by financing activities	9,420	77,093

Net change in cash	6,597	23,373
Effect of exchange rate on cash	1,643	1,351
Cash at beginning of period	7,666	13,140
Cash at end of period	$15,906	$37,864

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Other long term liability entered into for acquisition of Union Strategies, Inc.	$-	$1,370,000
Common shares issued for acquisition of Union Strategies, Inc.	$1,850,000	$2,400,000
Net of Union Strategies, Inc. assets acquired and liabilities assumed	$-	$4,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

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

Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K as filed with the SEC on May 10, 2021.

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

At June 30, 2021, there were no uncertain tax positions that require accrual.

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

As of June 30, 2021 and 2020, the Company had 64,000 shares of Series B Convertible Preferred Stock issued and outstanding, which were convertible into 12,800 shares of the Company’s common stock. As of June 30, 2020, the Company expects to issue an additional 500,000 restricted common shares of stock from a recent acquisition. See Note 2.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of 0.806190 and 0.784129 in effect at the balance sheet dates of June 30, 2021 and December 31, 2020, respectively. Unaudited condensed consolidated statements of operations amounts have been translated using the annual weighted average exchange rates of 0.814408 for the six months ended June 30, 2021 and 0.721915 for the six months ended June 30, 2020. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). Foreign currency transaction losses recognized for the six-month periods ended June 30, 2021 and 2020 were ($55) and ($3), respectively.

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, equipment, customer relationships, software, domain names and non-compete agreements) and liabilities assumed (accounts payable and related party payable) at fair value as of the acquisition date. The carrying values of cash, accounts receivable, accounts payable and related party payable were deemed to be fair value as of the acquisition date. The Company determined the fair value of the equipment to be historical net book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. However, the allocation of excess purchase and the amounts allocated to intangible assets are now as per valuation of assets and liabilities performed by independent valuer. Under the purchase agreement, the Company issued 1,000,000 shares of Common Stock valued at $417,815 and committed to issue an additional 500,000 shares of Common Stock at certain milestones, which was determined to have a fair value with mark to market pricing of DLT closing stock price as of December 31, 2020 and June 30, 2021. The obligation to issue the 500,000 shares of Company Common Stock is shown as an “other long-term liabilities” on the face of the balance sheet and was valued at $845,000 and $647,711 as of June 30, 2021 and December 31, 2020, respectively. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired and liabilities assumed at fair value as of the acquisition date. The carrying values of accounts receivable, property and equipment, right to use asset, accounts payable, HST payable, accrued liabilities and lease obligation were deemed to be fair value as of the acquisition date. The preliminary allocation of the purchase price is based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. However, the estimates of the fair value of the assets acquired and liabilities assumed are subject to revision based on the results of their valuation performed by an independent valuer. Under the purchase agreement, the Company issued 1,500,000 shares of Common Stock and committed to issue an additional 1,000,000 shares of Common Stock at certain milestones, which was determined to have a fair value with mark to market pricing of DLT closing stock price as of December 31, 2020 and May 20, 2021, being the date that the Company issued the 1,000,000 shares. The obligation to issue the 1,000,000 shares of Company Common Stock is shown as an “other long-term liabilities” on the face of the balance sheet and was valued at $0 and $1,240,000 as of June 30, 2021 and December 31, 2020, respectively.

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

Note 3 – Goodwill and Intangible Assets

Due to a sustained decline in the market capitalization of our common stock during the first quarter of 2020, we performed an interim goodwill impairment test. Management considered that, along with other possible factors affecting the assessment of the Company’s reporting unit for the purposes of performing a goodwill impairment assessment, including management assumptions about expected future revenue forecasts and discount rates, changes in the overall economy, trends in the stock price, estimated control premium, other operating conditions, and the effect of changes in estimates and assumptions that could materially affect the determination of fair value and goodwill. As a result of the significant decline in the current market capitalization despite any of the other positive factors contemplated and relatively little change in our ongoing business operations, the outcome of this goodwill impairment test resulted in a charge for the impairment of goodwill of $159,419 recorded in the unaudited condensed consolidated financial statements for the six months ended June 30, 2020.

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of June 30, 2021 and December 31, 2020, identifiable intangibles were as follows:

	June 30, 2021	December 31, 2020

Developed technology	$469,202	$456,363
Customer relationships	1,036,760	1,008,390
Website	119,000	119,000
Domain and trade name	141,889	138,007
Non-compete	868,266	844,507
Accumulated amortization	(753,780)	(549,622)
Total intangible assets, net	$1,881,337	$2,016,645

Expected future amortization expense related to identifiable intangibles based on our carrying amount as of June 30, 2021 for the following five years is as follows (in thousands):

For the Twelve Months ended June 30,
2021	$339,767
2022	332,906
2023	332,906
2024	316,778
2025	116,259
Thereafter	442,721
$1,881,337

Note 4 – Notes Payable

On August 1, 2017, the Company issued a non-interest bearing $5,000 note payable due on July 1, 2019 to a third party in exchange for Company Common Stock held by the third party. As of June 30, 2020, the note is unpaid.

Note 5 – Other Long-term Liabilities

Other long-term liabilities consist of the Company’s obligations to issue shares of its Common Stock pursuant to recent acquisitions. See Note 2. As of June 30, 2021, other long-term liabilities consisted of $84,000 for shares issuable for the Acquisition of 1922861 Ontario Inc. As of December 31, 2020, total other long-term liabilities consisted of $647,711 for shares issuable for the Acquisition of 1922861 Ontario Inc. and $1,240,000 for the shares issuable for the acquisition of USI. On May 20, 2021, the Company issued 1,000,000 shares of its Common Stock to extinguish the liability in connection with the USI acquisition. The remaining liability is subject to mark to market accounting based on the market price of DLT shares of Common Stock and will be extinguished once the shares are issued.

Note 6 – Stockholders’ Equity

Common Stock

On January 13, 2020, the Company issued 31,250 shares of restricted Company Common Stock to a third party individual in a stock subscription agreement for $25,000 in cash.

On January 13, 2020, the Company issued 1,500,000 shares of restricted Common Stock pursuant to the Purchase Agreement to acquire USI. On May 20, 2021, the Company issued 1,000,000 shares of its Common Stock to extinguish the liability in connection with the USI acquisition. See Note 2.

Common stock subscribed

The Company sold a subscription to purchase 14,000 shares of its Common Stock for $14,000 on April 24, 2020. To date, the shares have not been issued to the purchaser.

Series A Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.10 per share. There were no shares of series A convertible preferred stock issued and outstanding as of June 30, 2021 and December 31, 2020.

Series B Convertible Preferred Stock

The Company is authorized to issue 500,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.20 per share. There were 64,000 shares of series B convertible preferred stock issued and outstanding as of June 30, 2021 and December 31, 2020.

Note 7 - Related Party Transactions

No compensation was incurred for the services of the Company’s directors or executives during the periods ended June 30, 20201 and 2020.

As of June 30, 2021 and December 31, 2020, the Company had outstanding amounts payable to a related party payables of $20,892 and $20,884. The obligations are unsecured, non-interest bearing, due on demand and payable in Canadian dollars, with the change in the liability from December 31, 2020 to June 30, 2021 attributable to the change in the exchange rate for U.S. and Canadian dollars.

The Company has a note payable to a related party as settlement for consulting services. The note carries interest of 9% compounded annually and is due on demand. As of June 30, 2021 and December 31, 2020, $81,500 of principal and $45,238 and $41,565, of accrued interest was due, respectively.

Note 8 – Concentrations

During the three-month and six-month periods ended June 30, 2021 and 2020, no single customer accounted for more than 10% of our total revenue for the respective periods. As of June 30, 2021, one customer had an outstanding accounts receivable balance that was 21% of our total accounts receivable at that time. As of December 31, 2020, one customer had an outstanding accounts receivable balance that was 15% of our total accounts receivable at that time.

Note 9 – Commitments and Contingencies

Leases Commitment

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. USI has an operating lease for its Edmonton, Canada facility that started in March 2019 and terminates in February 2022. There was no sublease rental income for the six-month periods ended June 30, 2021 and 2020. USI paid approximately $3,284 against the Lease obligation in the six months ended June 30, 2021.

USI’s lease agreement does not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

ROU lease asset and lease liability for the operating lease is recorded in the balance sheet as follows:

As of
June 30, 2021
Operating lease - right of use asset	$4,590

Lease obligations — operating leases, current portion	$4,186
Lease obligations — operating leases, net of current portion	-
Total lease liability	$4,186

Weighted average remaining lease term (in years)	0.7
Weighted average discount rate	7.75%

Future lease payments included in the measurement of lease liabilities on the unaudited balance sheet as of June 30, 2020, for the following five fiscal years and thereafter were as follows:

For the year ending
December 31,

2021	$3,160

2022	1,026
Total future minimum lease payments	4,186
Present value adjustment	973
Total	$5,169

Payroll taxes

A subsidiary of the Company incurs employer payroll taxes and withholds payroll taxes from employee compensation and is required to remit the funds to Canadian government authorities on a timely basis. The subsidiary has not remitted the payroll taxes and carries the obligation as a current liability. The subsidiary intends to remit the funds as soon as it has the financial ability. The government authorities may assess penalties and interest on the subsidiary. No provision on the balance sheet is carried for the possible assessment. Management estimates that the amount of a potential assessment would not be material to the financial statements as of June 30, 2021 and the six months then ended.

Other Commitments

As permitted under Canadian Corporations Business Act, USI agrees to indemnify officers and directors for certain events or occurrences while the officer or director is, or was, serving at USI’s request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments USI could be required to make under these indemnification agreements; however, USI maintains insurance policy coverage that may enable USI to recover a portion of any amounts paid. As a result of USI’s insurance policy coverage, management believes the estimated fair value of these indemnifications is minimal. Accordingly, USI did not record any indemnification liabilities as of June 30, 2021 and December 31, 2020.

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

Results of Operations

Revenues

Revenues for the three months ended June 30, 2021 and 2020 were $451,331 and $549,453, respectively. The decrease resulted primarily from having two of our operating companies having fewer customers and less revenue per customer in the quarter ended June 30, 2021.

Revenues for the six months ended June 30, 2021 and 2020 were $855,414 and $977,800, respectively. The decrease resulted primarily from having two of our operating companies having fewer customers and less revenue per customer in the three months ended June 30, 2021, which was partially offset by USI’s revenue being included for only five of the six months ended June 30, 2020 as a result of our acquiring USI on January 30, 2020.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2021 and 2020 were $370,405 and $263,828, respectively. The increase resulted primarily from the inclusion of USI’s $224,396 cost of revenue in the current quarter following its acquisition on January 30, 2020.

Cost of revenue for the six months ended June 30, 2021 and 2020 were $733,591 and $502,514, respectively. The increase resulted primarily from USI’s cost of revenue being included for only five of the six months ended June 30, 2020 as a result of our acquiring USI on January 30, 2020.

General and Administrative

General and administrative expense, excluding professional fees, was $142,309 and $172,643 for the three months ended June 30, 2021 and 2020, respectively. The decrease resulted primarily from the benefit of Canadian government provided payroll subsidies in the three months ended June 30, 2021 that were not available in the three months ended June 30, 2020.

General and administrative expense, excluding professional fees, was $230,823 and $368,888 for the six months ended June 30, 2021 and 2020, respectively. The decrease resulted primarily from the benefit of Canadian government provided payroll subsidies in the six months ended June 30, 2021 that were not available in the three months ended June 30, 2020, which was partially offset by USI’s general and administrative expense being included for only five of the six months ended June 30, 2020 as a result of our acquiring USI on January 30, 2020.

Professional Fees

Professional fees were $(20,095) and $31,336 for the three months ended June 30, 2021 and 2020, respectively. Professional fees decreased primarily due to the change in classification of $24,458 in costs to general and administrative expense in the three month ended June 30, 2021 that had been reported as professional fees in the three months ended March 31, 2021.

Professional fees were $45,788 and $71,775 for the six months ended June 30, 2021 and 2020, respectively. The decrease resulted primarily from the decreased usage of consultants in the six months ended June 30, 2021 that resulted in a $22,440 expense reduction as compared to the six months ended June 30, 2020.

Depreciation and Amortization

Depreciation and amortization expense was $105,632 and $151,765 for the three months ended June 30, 2021 and 2020, respectively. The decrease resulted primarily from the lower level of amortization expense related to intangible assets acquired in the USI acquisition. Our amortization expense in the quarter ended June 30, 2020 was based on an estimated purchase price allocation that we revised in the quarter ended September 30, 2020 following a purchase price allocation analysis performed by a third party that resulted in less amortization expense each quarter thereafter.

Depreciation and amortization expense was $205,736 and $267,033 for the six months ended June 30, 2021 and 2020, respectively. The decrease resulted primarily from the lower level of amortization expense related to intangible assets acquired in the USI acquisition. Our amortization expense in the quarter ended June 30, 2020 was based on an estimated purchase price allocation that we revised in the quarter ended September 30, 2020 following a purchase price allocation analysis performed by a third party that resulted in less amortization expense each quarter thereafter.

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

Other Expense

The Company had net other expense of $2,846 for the three months ended June 30, 2021 and other income of $11,485 for the three months ended June 30, 2020. The decrease is due to a reduction in the outstanding balance of our interest-bearing obligations.

The Company had net other expense of $5,185 and $18,809 for the six months ended June 30, 2021 and 2020, respectively. The decrease is due to a reduction in the outstanding balance of our interest-bearing obligations.

Net Loss

The Company had a net loss of $185,406 and $76,836 for the three months ended June 30, 2021 and 2020. The increase in net loss in the current year primarily resulted from the decreases in revenue and gross profit in the three months ended June 30, 2021.

The Company had a net loss of $365,709 and $405,738 for the six months ended June 30, 2021 and 2020. The increase in net loss in the current year primarily resulted from the decreases in revenue and gross profit in the six months ended June 30, 2021, which was partially offset by the inclusion of the goodwill impairment loss and higher depreciation and amortization expense in the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had total current assets of $313,094 and current liabilities of $971,039 creating a working capital deficit of $657,945. As of December 31, 2020, we had $7,666 of cash, total current assets of $465,755 and current liabilities of $940,486 creating a working capital deficit of $474,731.

Net cash used in operating activities was $2,823 during the six months ended June 30, 2021 compared to $27,199 for the same period in 2020.

Net cash used in investing activities was $0 during the six months ended June 30, 2021 compared to $749 for the same period in 2020.

During the six months ended June 30, 2021, the Company generated $9,420 cash from financing activities. During the six months ended June 30, 2020, the Company generated $51,321 of cash from financing activities that was primarily from the proceeds of advances from related parties, net of repayments.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1. Risk Factors.

Not required under Regulation S-K for smaller reporting companies.

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

DLT Resolution, Inc.

By:	/s/ John Wilkes	/s/ John Wilkes
	John Wilkes	John Wilkes
	President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)	(Principal Financial Officer)

	August 16, 2021	August 16, 2021

