Form 10-Q
period 2021-09-30
DLT Resolution Inc.
filed 2021-11-15
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, 26,926,287 shares of the registrant’s Common Stock, $0.001 par value, were issued and 22,667,537 were outstanding.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2021

Item 1: Financial Statements.

DLT RESOLUTION, INC
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$10,698	$7,666
Accounts receivable, net of allowance for doubtful accounts of $44,730 at September 30, 2021 and $148,779 at December 31, 2020	154,124	346,948
Prepaid expenses and other current assets	101,730	111,141
Total current assets	266,552	465,755

Property, plant and equipment, net of accumulated depreciation	66,455	77,000
Operating lease – right of use asset	2,809	7,814
Intangible assets, net of accumulated amortization	1,779,492	2,016,645
Goodwill	961,887	955,854

Total assets	$3,077,195	$3,523,068

LIABILITIES AND STOCKHOLDERS’DEFICIT

Current liabilities
Bank overdraft	$40,104	$30,577
Accounts payable and accrued liabilities	695,745	634,914
Accounts payable, related party	15,000	15,000
Interest payable, related party	47,067	41,565
Related party payables	20,886	20,884
Note payable, related party	81,500	81,500
Notes payable, current portion	110,471	109,778
Lease obligation – operating lease	2,536	6,268
Total current liabilities	1,013,309	940,486

Notes payable, net of current portion	5,000	5,000
Other long term liability	1,049,763	1,887,711
Lease obligation – operating lease, net of current portion	-	998
Total liabilities	2,068,072	2,834,195

Stockholders’ equity
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; 0 and 25,000 issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; 64,000 and 64,000 issued and outstanding at September 30, 2021 and December 31, 2020	64,000	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 26,926,287 and 25,926,287 issued; 23,111,287 and 22,111,287 outstanding at September 30, 2021 and December 31, 2020	26,926	25,926
Common stock subscribed	14,000	14,000
Additional paid-in capital	6,762,010	4,913,010
Other comprehensive income	(172,346)	816,396
Treasury stock, 3,815,000 shares as of September 30, 2021 and December 31, 2020, at cost	(5,300)	(5,300)
Accumulated deficit	(5,680,167)	(5,139,159)
Total stockholders’ equity	1,009,123	688,873

Total liabilities and stockholders’ equity	$3,077,195	$3,523,068

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue	$342,562	$599,160	$1,197,976	$1,576,960

Cost of revenue and operating expenses
Cost of revenue	276,898	317,665	1,010,489	820,179
General and administrative	128,039	245,005	358,862	63,893
Depreciation and amortization	63,328	1,288	269,064	268,321
Professional fees	46,154	29,060	91,942	93,481
Goodwill impairment loss	-	6,175	-	160,594
Total operating expenses	514,419	599,193	1,730,357	1,956,468

Loss from operations	(171,857)	(33)	(532,381)	(379,508)

Other expense
Foreign exchange loss	(226)	(3)	(281)	(3)
Interest expense	(3,216)	(11,899)	(8,346)	(30,805)
Total other expense	(3,442)	(11,902)	(8,627)	(30,808)

Net loss	$(175,299)	$(11,935)	$(541,008)	$(410,316)

Basic loss per common share – net loss	$(0.02)	$(0.00)	$(0.02)	$(0.02)
Diluted loss per common share – net loss	$(0.02)	$(0.00)	$(0.02)	$(0.02)
Weighted average basic shares outstanding	26,415,258	25,926,287	26,926,287	25,760,571
Weighted average diluted shares outstanding	26,415,258	25,926,287	26,926,287	25,760,571

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.
Consolidated Statements of Comprehensive Loss

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(175,299)	$(11,935)	$(541,008)	$(410,316)

Other comprehensive loss
Gain on adjusted value of other long-term liability	-	(230,000)	(610,000)	24
Foreign currency translation adjustment	(247,182)	(84,001)	(378,742)	(299,352)
Total other comprehensive loss	(657,199)	(314,001)	(988,742)	(299,328)

Comprehensive loss	$(832,498)	$(325,936)	$(1,529,750)	$(709,644)

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

	Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Treasury	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Stock	income	Deficit	Total
Balance, December 31, 2020	64,000	$64,000	25,926,287	$25,926	$14,000	$4,913,010	$(5,300)	$816,396	$(5,139,159)	688,873

Issuance of common stock for acquisition	-	-	1,000,000	1,000	-	1,849,000	-	-	-	1,850,000
	-	-								-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(378,742)	-	(378,742)

Loss on adjusted value of other long-term liability	-	-	-	-	-	-	-	(610,000)	-	(610,000)

Net loss	-	-	-	-	-	-		-	(541,008)	(541,008)

Balance, September 30, 2021	64,000	$64,000	26,926,287	$26,926	$14,000	$6,762,010	$(5,300)	$(172,346)	$(5,680,167)	$1,009,123

Balance, December 31, 2019	64,000	$64,000	24,395,037	$24,395	$-	$4,218,265	$(5,300)	$(34,430)	$(4,635,230)	$(368,300)

Issuance of common stock for acquisition	-	-	1,500,000	1,500	-	669,776	-	-	-	671,276

Issuance of common stock for cash proceeds			31,250	31	-	24,969	-	-	-	25,000

Sale of common stock subscription	-	-	-	-	14,000	-	-	-	-	14,000

Foreign currency translation adjustment	-	-	-	-	-	-	-	393,078	-	393,078

Gain on adjusted value of other long-term liability	-	-	-	-	-	-	-	360,024	-	360,024

Net loss	-	-	-	-	-	-	-	-	(410,316)	(410,316)

Balance September 30, 2020	64,000	$64,000	25,926,287	$25,926	$14,000	$4,913,010	$(5,300)	$718,672	$(5,045,546)	$684,762

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Cash flows from operating activities
Net loss	$(541,008)	$(410,316)
Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization expense	269,064	268,321
Goodwill impairment loss	-	160,594
Changes in operating assets and liabilities
Accounts receivable	194,738	(101,236)
Lease obligation	(4,776)	(4,907)
Interest payable, related party	5,502	5,532
Accounts payable and accrued liabilities	63,622	93,263
Repayments to related parties	(11,291)	(56,506)
Prepaid expenses and other current assets	10,172	(76,608)
Net cash used in operating activities	(13,977)	(121,863)

Net cash used in investing activities
Purchase of equipment	(1,493)	(766)
Net cash used in investing activities	(1,493)	(766)

Cash flows from financing activities
Proceeds from notes payable	-	90,093
Proceeds from (repayment of) bank overdrafts	16,293	(9,373)
Proceeds from sale of common stock	-	25,000
Proceeds from sale of common stock subscription	-	14,000
Net cash provided by financing activities	16,293	119,720

Net change in cash	823	(2,909)
Effect of exchange rate on cash	2,209	1,256
Cash at beginning of period	7,666	13,140
Cash at end of period	$10,698	$11,487

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Other long term liability entered into for acquisition of Union Strategies, Inc.	$-	$1,370,000
Common shares issued for acquisition of Union Strategies, Inc.	$1,850,000	$2,400,000
Net of Union Strategies, Inc. assets acquired and liabilities assumed	$-	$4,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K as filed with the SEC on May 10, 2021.

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

At September 30, 2021, there were no uncertain tax positions that require accrual.

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

As of September 30, 2021 and 2020, the Company had 64,000 shares of Series B Convertible Preferred Stock issued and outstanding, which were convertible into 12,800 shares of the Company’s common stock. As of September 30, 2021, the Company expects to issue an additional 500,000 restricted common shares of stock from a recent acquisition. See Note 2.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of 0.789079 and 0.784129 in effect at the balance sheet dates of September 30, 2021 and December 31, 2020, respectively. Unaudited condensed consolidated statements of operations amounts have been translated using the annual weighted average exchange rates of 0.793692 for the nine months ended September 30, 2021 and 0.750785 for the nine months ended September 30, 2020. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). Foreign currency transaction losses recognized for the nine-month periods ended September 30, 2021 and 2020 were ($281) and ($3), respectively.

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, equipment, customer relationships, software, domain names and non-compete agreements) and liabilities assumed (accounts payable and related party payable) at fair value as of the acquisition date. The carrying values of cash, accounts receivable, accounts payable and related party payable were deemed to be fair value as of the acquisition date. The Company determined the fair value of the equipment to be historical net book value. The preliminary allocation of the purchase price was based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. However, the allocation of excess purchase and the amounts allocated to intangible assets are now as per valuation of assets and liabilities performed by independent valuer. Under the purchase agreement, the Company issued 1,000,000 shares of Common Stock valued at $417,815 and committed to issue an additional 500,000 shares of Common Stock at certain milestones, which was determined to have a fair value with mark to market pricing of DLT closing stock price as of December 31, 2020 and September 30, 2021. The obligation to issue the 500,000 shares of Company Common Stock is shown as an “other long-term liabilities” on the face of the balance sheet and was valued at $1,049,463 and $647,711 as of September 30, 2021 and December 31, 2020, respectively. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

The Company applied the acquisition method to the business combination and valued each of the assets acquired and liabilities assumed at fair value as of the acquisition date. The carrying values of accounts receivable, property and equipment, right to use asset, accounts payable, HST payable, accrued liabilities and lease obligation were deemed to be fair value as of the acquisition date. The preliminary allocation of the purchase price is based on estimates of the fair value of the assets and liabilities assumed based on provisional amounts. However, the estimates of the fair value of the assets acquired and liabilities assumed are subject to revision based on the results of their valuation performed by an independent valuer. Under the purchase agreement, the Company issued 1,500,000 shares of Common Stock and committed to issue an additional 1,000,000 shares of Common Stock at certain milestones, which was determined to have a fair value with mark to market pricing of DLT closing stock price as of December 31, 2020 and May 20, 2021, being the date that the Company issued the 1,000,000 shares. The obligation to issue the 1,000,000 shares of Company Common Stock is shown as an “other long-term liabilities” on the face of the balance sheet and was valued at $0 and $1,240,000 as of September 30, 2021 and December 31, 2020, respectively.

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

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of September 30, 2021 and December 31, 2020, identifiable intangibles were as follows:

	September 30, 2021	December 31, 2020

Developed technology	$459,244	$456,363
Customer relationships	1,014,755	1,008,390
Website	119,000	119,000
Domain and trade name	138,888	138,007
Non-compete	849,839	844,507
Accumulated amortization	(802,224)	(549,622)
Total intangible assets, net	$1,779,492	$2,016,645

Expected future amortization expense related to identifiable intangibles based on our carrying amount as of September 30, 2021 for the following five years is as follows (in thousands):

For the Twelve Months ended September 30,
2021	$332,906
2022	332,906
2023	332,906
2024	265,267
2025	116,259
Thereafter	399,428
$1,779,492

Note 4 – Notes Payable

On August 1, 2017, the Company issued a non-interest bearing $5,000 note payable due on July 1, 2019 to a third party in exchange for Company Common Stock held by the third party. As of September 30, 2021, the note is unpaid.

Note 5 – Other Long-term Liabilities

Other long-term liabilities consist of the Company’s obligations to issue shares of its Common Stock pursuant to recent acquisitions. See Note 2. As of September 30, 2021, other long-term liabilities consisted of $1,049,763 for shares issuable for the Acquisition of 1922861 Ontario Inc. As of December 31, 2020, total other long-term liabilities consisted of $647,711 for shares issuable for the Acquisition of 1922861 Ontario Inc. and $1,240,000 for the shares issuable for the acquisition of USI. On May 20, 2021, the Company issued 1,000,000 shares of its Common Stock to extinguish the liability in connection with the USI acquisition. The remaining liability is subject to mark to market accounting based on the market price of DLT shares of Common Stock and will be extinguished once the shares are issued.

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

Series A Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.10 per share. There were no shares of series A convertible preferred stock issued and outstanding as of September 30, 2021 and December 31, 2020.

Series B Convertible Preferred Stock

The Company is authorized to issue 500,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.20 per share. There were 64,000 shares of series B convertible preferred stock issued and outstanding as of September 30, 2021 and December 31, 2020.

Note 7 – Related Party Transactions

No compensation was incurred for the services of the Company’s directors or executives during the periods ended September 30, 2021 and 2020.

As of September 30, 2021 and December 31, 2020, the Company had outstanding amounts payable to a related party payables of $20,886 and $20,884. The obligations are unsecured, non-interest bearing, due on demand and payable in Canadian dollars, with the change in the liability from December 31, 2020 to September 30, 2021 attributable to the change in the exchange rate for U.S. and Canadian dollars.

The Company has a note payable to a related party as settlement for consulting services. The note carries interest of 9% compounded annually and is due on demand. As of September 30, 2021 and December 31, 2020, $81,500 of principal and $47,067 and $41,565, of accrued interest was due, respectively.

Note 8 – Concentrations

During the three-month and nine-month periods ended September 30, 2021 and 2020, no single customer accounted for more than 10% of our total revenue for the respective periods. As of September 30, 2021, one customer had an outstanding accounts receivable balance that was 21% of our total accounts receivable at that time. As of December 31, 2020, one customer had an outstanding accounts receivable balance that was 15% of our total accounts receivable at that time.

Note 9 – Commitments and Contingencies

Leases Commitment

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. USI has an operating lease for its Edmonton, Canada facility that started in March 2019 and terminates in February 2022. There was no sublease rental income for the nine-month periods ended September 30, 2021 and 2020. USI paid approximately $3,732 against the Lease obligation in the nine months ended September 30, 2021.

USI’s lease agreement does not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments.

ROU lease asset and lease liability for the operating lease is recorded in the balance sheet as follows:

As of
September 30, 2021
Operating lease - right of use asset	$2,809

Lease obligations — operating leases, current portion	$2,536
Lease obligations — operating leases, net of current portion	-
Total lease liability	$2,536

Weighted average remaining lease term (in years)	0.4
Weighted average discount rate	7.75%

Future lease payments included in the measurement of lease liabilities on the unaudited balance sheet as of September 30, 2021, for the following five fiscal years and thereafter were as follows:

For the year ending
December 31,

2021	$1,894

2022	1,262
Total future minimum lease payments	3,156
Present value adjustment	620
Total	$2,536

Payroll taxes

A subsidiary of the Company incurs employer payroll taxes and withholds payroll taxes from employee compensation and is required to remit the funds to Canadian government authorities on a timely basis. The subsidiary has not remitted the payroll taxes and carries the obligation as a current liability. The subsidiary intends to remit the funds as soon as it has the financial ability. The government authorities may assess penalties and interest on the subsidiary. No provision on the balance sheet is carried for the possible assessment. Management estimates that the amount of a potential assessment would not be material to the financial statements as of September 30, 2021 and the nine months then ended.

Canadian sales taxes

The Company charges and collects Canadian federal and provincial sales taxes known as harmonized sales tax or HST and is required to remit the funds to Canadian government authorities on a timely basis. The subsidiary has not remitted the HST taxes and carries the obligation as a current liability. The subsidiary intends to remit the funds as soon as it has the financial ability. The government authorities may assess penalties and interest on the subsidiary. No provision on the balance sheet is carried for the possible assessment. Management estimates that the amount of a potential assessment would not be material to the financial statements as of September 30, 2021 and the nine months then ended.

Other Commitments

As permitted under Canadian Corporations Business Act, USI agrees to indemnify officers and directors for certain events or occurrences while the officer or director is, or was, serving at USI’s request in this capacity. The term of the indemnification period is indefinite. There is no limit on the amount of future payments USI could be required to make under these indemnification agreements; however, USI maintains insurance policy coverage that may enable USI to recover a portion of any amounts paid. As a result of USI’s insurance policy coverage, management believes the estimated fair value of these indemnifications is minimal. Accordingly, USI did not record any indemnification liabilities as of September 30, 2021 and December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation. Shareholders’ Equity General.

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

Results of Operations

Revenues

Revenues for the three months ended September 30, 2021 and 2020 were $342,562 and $599,160, respectively. The decrease resulted primarily from having two of our operating companies having fewer customers and less revenue per customer in the quarter ended September 30, 2021.

Revenues for the nine months ended September 30, 2021 and 2020 were $1,197,976 and $1,576,960, respectively. The decrease resulted primarily from having two of our operating companies having fewer customers and less revenue per customer in the nine months ended September 30, 2021.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2021 and 2020 were $276,898 and $317,665, respectively. The dollar decrease resulted primarily from the reduction in revenue and costs corresponding to that reduced revenue. Cost of revenue as a percentage of revenue increased in the current three-month period as compared to the prior year three-month period primarily due to the lack of reduction in fixed costs associated with producing revenue and those fixed costs accounting for a greater percentage of revenue in the current three-month period.

Cost of revenue for the nine months ended September 30, 2021 and 2020 were $1,010,489 and $820,179, respectively. The increase resulted primarily from USI’s cost of revenue being included for only eight of the nine months ended September 30, 2020 as a result of our acquiring USI on January 30, 2020. Cost of revenue as a percentage of revenue increased in the current nine-month period as compared to the prior year nine-month period primarily due to the lack of reduction in fixed costs associated with producing revenue and those fixed costs accounting for a greater percentage of revenue in the current nine-month period.

General and Administrative

General and administrative expense, excluding professional fees, was $128,039 and $245,005 for the three months ended September 30, 2021 and 2020, respectively. The decrease resulted primarily from the increased benefit of Canadian government provided payroll subsidies in the three months ended September 30, 2021.

General and administrative expense, excluding professional fees, was $358,862 and $613,893 for the nine months ended September 30, 2021 and 2020, respectively. The decrease resulted primarily from the benefit of Canadian government provided payroll subsidies in the nine months ended September 30, 2021 that were not available in the nine months ended September 30, 2020, which was partially offset by USI’s general and administrative expense being included for only eight of the nine months ended September 30, 2020 as a result of our acquiring USI on January 30, 2020.

Professional Fees

Professional fees were $46,154 and $29,060 for the three months ended September 30, 2021 and 2020, respectively. Professional fees increased primarily due to the increased use of outside professionals.

Professional fees were $91,942 and $93,481 for the nine months ended September 30, 2021 and 2020, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $63,228 and $1,288 for the three months ended September 30, 2021 and 2020, respectively. The decrease resulted primarily from the lower level of amortization expense related to intangible assets acquired in the USI acquisition. Our amortization expense in the quarter ended September 30, 2020 was based on an estimated purchase price allocation that we revised in the quarter ended September 30, 2020 following a purchase price allocation analysis performed by a third party that resulted in less amortization expense that quarter and each quarter thereafter.

Depreciation and amortization expense was $269,064 and $268,321 for the nine months ended September 30, 2021 and 2020, respectively.

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

Other Expense

The Company had net other expense of $3,442 and $11,902for the three months ended September 30, 2021 and September 30, 2020. The decrease is due to a reduction in the outstanding balance of our interest-bearing obligations.

The Company had net other expense of $8,627 and $30,808 for the nine months ended September 30, 2021 and 2020, respectively. The decrease is due to a reduction in the outstanding balance of our interest-bearing obligations.

Net Loss

The Company had a net loss of $175,299 and $11,935 for the three months ended September 30, 2021 and 2020. The increase in net loss in the current year primarily resulted from the decreases in revenue and gross profit in the three months ended September 30, 2021.

The Company had a net loss of $541,008 and $410,316 for the nine months ended September 30, 2021 and 2020. The increase in net loss in the current year primarily resulted from the decreases in revenue and gross profit in the nine months ended September 30, 2021, which was partially offset by the inclusion of the goodwill impairment loss in the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had total current assets of $266,552 and current liabilities of $1,013,309 creating a working capital deficit of $746,757. As of December 31, 2020, we had $7,666 of cash, total current assets of $465,755 and current liabilities of $940,486 creating a working capital deficit of $474,731.

Net cash used in operating activities was $13,977 during the nine months ended September 30, 2021 compared to $121,863 for the same period in 2020.

Net cash used in investing activities was $1,493 during the nine months ended September 30, 2021 compared to $766 for the same period in 2020.

During the nine months ended September 30, 2021, the Company generated $16,293 cash from financing activities. During the nine months ended September 30, 2020, the Company generated $119,720 of cash from financing activities that was primarily from the proceeds of Canadian government loans and sales of our common stock.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

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

DLT Resolution, Inc.

By:	/s/ John Wilkes	/s/ John Wilkes
	John Wilkes	John Wilkes
	President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)	(Principal Financial Officer)

	November 15, 2021	November 15, 2021

