Form 10-K
period 2021-12-31
DLT Resolution Inc.
filed 2023-03-13
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

As of March 10, 2023, 24,926,287 shares of the registrant’s Common Stock, $ 0.001 par value, were outstanding.

INDEX

DLT RESOLUTION, INC.

(FORMERLY HEMCARE HEALTH SERVICES, INC.)

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2023. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

Employees

Currently there are 4 employees of the Company through its wholly owned subsidiaries. Management works at the pleasure of the board and for the foreseeable future, additional work on its development efforts are to be contracted out.

Research and Development Expenditures

During the year ended December 31, 2021, the Company has not incurred any research expenses.

Business Strategy

DLT Resolution’s strategy is to provide secure data management to organizations large and small across Canada. Included with data management are telecom and other IT solutions to assist organizations with offloading burdensome back office services and thus helping clients achieve operational efficiency.

Secure, Online & Remote Voting

Since the launch of Vote YourChoice (™) - Secure Online and Remote Voting Application in June 2020, we have seen significant acceptance and demand for our service. To date, we have signed up a number of new public sector unions, deployed online & remote voting for a number of new and existing union clients and are planning the launch into new markets outside of our current union customer base.

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

Blockchain benefits to clients and stakeholders:

Workflow Automation

Distributed Ledger Technology “Blockchain” enabled trust improves coordination between various partners, due to a shared view of transactions and liabilities. This in turn permits the elimination of third parties, resulting in cost savings.

Audit Trail

Facilitates a single view of data instead of the need for consolidation across various disparate systems that results in reliable audit trails due to the history of all transactions being available in the ledger.

Data Privacy

Provable privacy protects clients’ data from being visible to unauthorized parties in compliance with all of today's HIPPA requirements.

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

Dividends

We declared $0 and $0 of dividends on preferred stock during the years ended December 31, 2021 and 2020.

Securities Authorized for Issuance under Equity Compensation Plans

There is no stock option plan in place for the company.

Recent Sales of Unregistered Securities

There was no sale of unregistered securities during the year ended December 31, 2021.

Securities issued in 2020

During the year ended December 31, 2020, the Company issued 1,500,000 shares of common stock to acquire 100% ownership of Union Strategies, Inc. and 31,250 shares of common stock for $25,000 in cash.

Securities issued in 2021

During the year ended December 31, 2021, the Company issued 1,000,000 shares of common stock to complete the acquisition of Union Strategies, Inc.

ITEM 6 SELECTED FINANCIAL DATA.

Summary of Financial Data

	December 31, 2021	December 31, 2020
Revenues	$391,693	$403,919

Operating Expenses	$536,364	$758,054

Loss	$2,429,226	$(503,929)

Total Assets	$1,358,657	$3,523,068

Liabilities	$1,228,181	$2,834,195

Stockholders’ Equity	$130,746	$688,873

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of DLT Resolution, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Critical Accounting Policies

Use of Estimates

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the year ended December 31, 2021.

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

Principals of Consolidation

The consolidated financial statements represent the results of DLT Resolution, Inc. and its wholly owned subsidiaries, DLT Resolution Corp., DLT Data Services; and Union Strategies, Inc. (“USI”), which is a discontinued operation.) All intercompany transactions and balances have been eliminated.

Plan of Operations

Liquidity and Capital Resources. As of December 31, 2021, we had $33,862 of cash on hand and total liabilities of $1,228,181. We must secure additional funds in order to continue our business. We were required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees and will be required to secure additional financing to fund future filings. Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. Total revenues were $391,963 and $403,919 in 2021 and 2020, respectively, with the decrease attributable to the deterioration in market conditions due to the COVID-19 pandemic. Total operating expenses were $536,364 for the year ended December 31, 2021 compared to $758,014 during the year ended December 31, 2020. The decrease in operating expenses relates to a reduction in our business attributable to the deterioration in market conditions due to the COVID-19 pandemic.

Other Expense: Other Expense totaled $2,378 during the year ended December 31, 2021 compared to ($7,342) during the year ended December 31, 2020. For 2021, Other Expense consists primarily of interest expense.

Loss from Discontinued Operations: In 2022, we suspended operations of USI and in 2023 we sold our 100% ownership of USI. Loss from discontinued operations was $2,282,447 for the year ended December 31, 2021 compared to $142,490 for the year ended December 31, 2020.  The increase in loss is attributed to writedowns of USI intangible assets and its receivables.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Since the appointment of BFBorgers CPA, PC as our independent registered accounting firm through present, which included the audit of our financial statements for the years ended December 31, 2021 and 2020, there were (i) no disagreements between the Company and BFBorgers CPA, PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of BFBorgers CPA, PC, would have caused BFBorgers CPA, PC to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During years ended December 31, 2021 and 2020, and in the subsequent interim period through to present, the Company has not consulted with BFBorgers CPA, PC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Heaton & Company concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In assessing the effectiveness of our internal control over financial reporting as of December 31, 2021, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2018 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2021 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

•

Representative with Financial Expertise — For the year ending December 31, 2021, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION.

None.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officers and directors and their respective age as of December 31, 2018 are as follows:

Director:

Name of Director	Age
John Wilkes	60

Executive Officer:

Name of Officer	Age	Office
John Wilkes	60	President, CEO and CFO

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

John Wilkes

Mr. Wilkes, M.B.A., C.P.A., C.A. (60) earned his C.A. designation with Price Waterhouse in Toronto, Canada. Since 2005, Mr. Wilkes has been an Independent Investment Management Professional, making private investments in both private and public companies that, for the most part, have their core business in the environmental space.

Significant Employees

John Wilkes is an officer and Director of the Company.

Corporate Governance

Nominating Committee. We have not established a Nominating Committee because of our limited operations; and because we have one director who is John Wilkes..

Audit Committee. We have not established an Audit Committee because of our limited operations; and because we have only one director.

Code of Ethics. We have not adopted a Code of Ethics.

ITEM 11 EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
John Wilkes Director	2021	0	0	0	0	0	0	0
John Wilkes Director	2020	0	0	0	0	0	0	0

There has been no cash payment outside of the amounts above paid to the individuals above for services rendered in all capacities to us for the year ended December 31, 2021 and 2020. Minimal compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the year ended December 31, 2021 and 2020.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to the Company to own more than 5% of the outstanding common stock as of December 31, 2021 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial Owner	Number of Shares Owned	Percent Ownership
Mind Tech Group	5,000,000	24%
John Wilkes	4,003,000	19%
Total	9,003,000	43%

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2021, there were no other material transactions between the Company and any Officer, Director or related party that has not been disclosed in footnote 4 to the financial statements. Additionally, there are no Officers, Directors or other related parties that since the date of incorporation had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the years ended December 31, 2021 and 2020, the Company incurred auditing expenses of approximately $40,000 and $17,000. There were no other audit related services or tax fees incurred.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Consolidated Financial Statements

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation (Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on January 9, 2008)

3.2	Incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on January 9, 2008)

31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ John Wilkes	/s/ John Wilkes
John Wilkes	John Wilkes
President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)

March 10, 2023	March 10, 2023

DLT RESOLUTION INC.

Consolidated Financial Statements

December 31, 2021 and 2020

F-1

DLT RESOLUTION INC.

Consolidated Financial Statements

December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of DLT Resolution, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DLT Resolution, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

March 10, 2023

DLT RESOLUTION, INC
Consolidated Balance Sheets As of December 31

	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$33,862	$7,666
Accounts receivable	62,420	45,604
Total current assets	96,282	53,270
Assets from discontinued operations	1,048,633	3,193,072
Intangible assets, net of accumulated amortization	213,742	276,726
Total assets	$1,358,657	$3,523,068

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$318,575	$171,156
Accounts payable, related party	15,000	15,000
Interest payable, related party	47,067	41,565
Related party payables	60,017	20,884
Notes payables, related party	81,500	81,500
Notes payable, current portion	62,612	62,730
Liabilities from discontinued operations	638,410	548,649
Total current liabilities	1,223,181	941,484

Notes payable, net of current portion	5,000	5,000
Other long term liability	-	1,887,711
Total liabilities	1,228,181	2,834,195

Stockholders' equity
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; 0 issued and outstanding at December 31, 2021 and December 31, 2020	-	-
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; 64,000 issued and outstanding at December 31, 2021 and December 31, 2020	64,000	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 26,926,287 and 25,926,287 issued; 23,111,287 and 22,111,287 outstanding at December 31, 2021 and December 31, 2020	26,926	25,926
Common stock subscribed	14,000	14,000
Additional paid in capital	6,762,010	4,913,010
Other comprehensive income	(182,345)	816,396
Treasury stock, 3,815,000 shares at December 31, 2021 and 2020	(5,300)	(5,300)
Accumulated deficit	(6,548,815)	(5,139,159)
Total stockholders’ equity	130,476	688,873

Total liabilities and stockholders' equity	$1,358,657	$3,523,068

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC.
Consolidated Statements of Operations

	Year ended December 31,
	2021	2020
Revenue	$391,963	$403,919
Cost of revenue and operating expenses
Cost of revenue	154,190	170,963
General and administrative	182,833	227,773
Depreciation and amortization	61,264	103,916
Professional fees	138,077	91,182
Goodwill impairment loss	-	164,180
Total operating expenses	536,364	758,014

Loss from operations	(144,401)	(354,095)

Other income (expense)
Foreign exchange gain/(loss)	(284)	33
Loss on investment	-	-
Interest expense	(2,094)	(7,375)
Total other expense	(2,378)	(7,342)

Net loss from continuing operations	$(146,779)	$(361,437)

Loss from discontinued operations	$(2,282,447)	$(142,490)

Net loss	$(2,429,226)	$(503,929)

Loss per common share, basic and diluted	$0.03	$(0.02)
Weighted average basic shares outstanding	26,544,419	25,806,082
Weighted average diluted shares outstanding	26,544,419	25,806,082

See accompanying notes to consolidated financial statements.

F-5

DLT RESOLUTION, INC.
Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2021	2020
Net loss	$(2,429,226)	$(503,929)
Other comprehensive income
Gain on valuation adjustment to other long-term liabilities	1,022,240	360,024
Foreign currency translation adjustment	(408,245)	490,802
Total other comprehensive income	1,430,485	850,826

Comprehensive (loss) income	$(998,741)	$346,897

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

Year Ended December 31, 2021

	Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Treasury	Other Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Subscribed	Capital	Stock	income	Deficit	Interest	Total
Balance, December 31, 2020	64,000	$64,000	25,926,287	$25,926	$14,000	$4,913,010	$(5,300)	$816,396	$(5,139,159)	-	$688,873
	-	-								-	-
Issuance of common stock for acquisitions	-	-	1,000,000	1,000	-	1,849,000	-	-	-	-	1,850,000

Foreign currency translation adjustment	-	-	-	-	-	-	-	(378,742)	-	-	(378,742)

Gain on adjusted value of other long-term liability	-	-	-	-	-	-	-	1,022,240	-	-	610,000

Net loss	-	-	-	-	-	-		-	(1,406,986)	-	(503,929)

Balance, December 31, 2021	64,000	$64,000	26,926,287	$26,926	$14,000	$6,762,010	$(5,300)	$(182,345)	$(6,548,815)	-	$130,476

Year Ended December 31, 2020

Balance, December 31, 2019	64,000	$64,000	24,395,037	$24,395	$-	$4,218,265	$(5,300)	$(34,430)	$(4,635,230)	-	(368,300)

Issuance of common stock for cash proceeds			31,250	315	-	24,969	-	-	-	-	25,000

Issuance of common stock for acquisitions	-	-	1,500,000	1,500	-	669,776	-	-	-	-	671,276

Sale of common stock subscription					14,000						14,000

Foreign currency translation adjustment	-	-	-	-	-	-	-	490,802	-	-	490,802

Gain on adjusted value of other long-term liability	-	-	-	-	-	-	-	360,024	-	-	360,024

Net loss	-	-	-	-	-	-	-	-	(503,929)		(503,929)

Balance December 31, 2020	64,000	$64,000	25,926,287	$25,926	$14,000	$4,913,010	$(5,300)	$816,396	$(5,139,159)	-	$688,873

See accompanying notes to condensed consolidated financial statements.

DLT RESOLUTION, INC
Consolidated Statements of Cash Flows

	December 31,
	2021	2020
Cash flows from operating activities
Net loss from continuing operations	$(146,779)	$(361,437)

Adjustments to reconcile net loss to net cash used in operating activities
Goodwill impairment loss	-	164,180
Bad debt expense	5,682	-
Depreciation and amortization expense	61,264	370,552
Changes in operating assets and liabilities
Accounts receivable	(21,252)	(142,378)
Prepaid expenses and other current assets	-	(108,791)
Interest payable, related party	5,502	7,375
Accounts payable and accrued liabilities	60,901	138,165
Accounts payable, related party	57,894	-
Lease obligation		(6,771)
(Repayments) proceeds from related parties, net	-	(57,683)
Net cash used in operating activities	23,212	3,213

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from notes payable	-	61,404
Proceeds (repayments) from bank overdrafts	-	(20,317)
Proceeds from sale of common stock subscription	-	14,000
Proceeds from sale of common stock	-	25,000
Net cash provided by financing activities	-	80,087

Net change in cash from continuing operations	23,212	(4,336)
Effect of exchange rate on cash	2,984	(1,138)
Cash and cash equivalents at beginning of year	7,666	13,140
Cash and cash equivalents at end of year	33,862	$7,666

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Other long term liability entered into for acquisition of Union Strategies, Inc.	$-	$1,240,000
Common shares issued for acquisition of Union Strategies, Inc.	$1,850,000	$2,400,000

See accompanying notes to consolidated financial statements.

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

At December 31, 2021 and 2020, there were no uncertain tax positions that require accrual.

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

Intangible Assets

Intangible assets consist of developed technology, customer relationships, the Company’s website, non-compete agreements and domain names. The Company amortizes, to cost of revenue and operating expenses, these definite-lived intangible assets on a straight-line basis over the life of the assets which range from five to seven years.

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

As of December 31, 2021 and 2020, the Company had 0 shares of Series A Preferred Stock issued and outstanding. As of December 31, 2021 and 2020, the Company had 64,000 shares of Series B Convertible Preferred Stock issued and outstanding that converts into 12,800 shares of the Company’s Common Stock.

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

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of 0.782656 and 0.784129 in effect at the balance sheet dates of December 31, 2021 and December 31, 2020, respectively. Statements of operations amounts have been translated using the annual weighted average exchange rates of 0.768390 and 0.767548 for the years ended December 31, 2021 and 2020, respectively. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). There were ($284) and $33 currency transaction (losses) gains recognized during the years ended December 31, 2021 and 2020, respectively.

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

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date.

On August 5, 2020, the Financial Accounting Standards Board (FASB) issued accounting standards update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).

The amendments in the ASU remove certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. The ASU also amends the derivative scope exception guidance for contracts in an entity’s own equity. The amendments remove three settlement conditions that are required for equity contracts to qualify for the derivative scope exception.

In addition to the above, the ASU expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments.

The ASU is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021. Early adoption is permitted. The FASB noted that an entity should adopt the guidance as of the beginning of its annual fiscal year. The standard is effective for the Company beginning in fiscal year September 30, 2024.

Entities may elect to adopt the amendments through either a modified retrospective method of transition or a fully retrospective method of transition. If an entity has convertible instruments that include a down round feature, early adoption of the ASU is permitted for fiscal years beginning after December 15, 2020.

ASU 2016-13 Measurement of Credit Losses on Financial Instrument is effective for fiscal years beginning after December 15, 2022. This is not expected to apply to the Company as financial instruments giving rise to credit risk are not utilized by the Company.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements.

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 2 – Discontinued Operations

The Company acquired Union Strategies, Inc. (“USI”) in January 2020 and in 2022, the Company suspended its operations and have recognized its activities as discontinued operations with the financial statements for 2021 and 2020.  All assets, including goodwill and intangible assets associated with USI are written off and included in the 2021 loss from discontinued operations. In 2023, the Company sold its 100% ownership of USI to a third party for a nominal payment and the acquirer assumed all of USI’s liabilities on a nonrecourse basis.  In connection with the sale, the Company received 2,000,000 shares of its Common Stock held by an individual who sold USI shares to the Company in January 2020.

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

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of December 31, 2021 and 2020, identifiable intangibles were as follows:

	2021	2020

Developed technology	$316,976	$317,572
Customer relationships	101,745	101,937
Website	-	119,000
Domain and trade name	3,913	3,921
Non-compete	36,785	36,854
Accumulated amortization	(245,677)	(302,558)
Total intangible assets, net	$213,742	$276,726

Expected future amortization expense related to identifiable intangibles based on our carrying amount as of December 31, 2021 for the following five years is as follows (in thousands):

For the Twelve Months ended December 31,
2022	$71,247
2023	71,247
2024	71,248
2025	-
2026	-
Thereafter
$213,742

Note 4 - Related Party Transactions

No compensation was incurred for the services of the Company’s directors or executives during the years ended December 31, 2021 and 2020.

As of December 31, 2021 and December 31, 2020, the Company had outstanding amounts payable to related parties of $60,017 and $20,884. The obligations are unsecured, non-interest bearing, due on demand and payable in Canadian dollars, with the change in the liability from December 31, 2021 to December 31, 2020 attributable to the change in the exchange rate for U.S. and Canadian dollars.

During the year ended December 31, 2019, the Company also made payments for services rendered by related parties totaling $25,000, resulting in balances owed for such services of $15,000 as of December 31, 2021 and 2020.

The Company has a note payable to a related party as settlement for consulting services. The note carries interest of 9% compounded annually and is due on demand. As of December 31, 2021 and December 31, 2020, $81,500 of principal and $47,067 and $41,565 of accrued interest was due, respectively.

Note 5 - Stockholders’ Equity

Series A Convertible Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $1 per share.

There were 0 shares of Series A convertible preferred stock issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.

Series B Convertible Preferred Stock

The Company is authorized to issue up to 500,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.20 per share.

There were 64,000 shares of series B convertible preferred stock issued and outstanding as of December 31, 2021 and December 31, 2020.

Common Stock

On May 20, 2021, the Company issued 1,000,000 shares of restricted Common Stock pursuant to the Purchase Agreement to acquire USI.

On January 30, 2020, the Company issued 1,500,000 shares of restricted Common Stock pursuant to the Purchase Agreement to acquire USI.

On January 13, 2020, the Company issued 31,250 shares of restricted Company Common Stock to a third party individual in a stock subscription agreement for $25,000 in cash.

The Company retired 650,000 shares of its Common Stock in 2019.

Treasury Stock

There are 3,815,000 shares of Common Stock held as treasury stock as of December 31, 2021 and December 31, 2020, respectively, as a result of a 2014 buy-back of 38,000 post-split shares of Common Stock for cash and a 2017 buy-back of 3,777,000 shares of Common Stock in exchange for $5,000 note payable and $200 related party payable.

Note 6 – Notes Payable

Related Party

In 2015, the Company entered into a $350,000 note payable with a related party as a settlement for payment of consulting services provided valued at $350,000. The note carries interest of 9% compounded annually and was due on November 19, 2016. In 2016, the Company issued 50,000 shares of Series A Preferred Stock as repayment of $31,500 of accrued interest and $18,500 of outstanding principal. In 2017, the Company issued 1,250,000 shares of its Common Stock as repayment of $250,000 of principal. As of December 31, 2020 and 2019, $81,500 of principal and $47,067 and $41,565 of accrued interest due was due, respectively.

Non – Related Party

On August 1, 2017, the Company entered into a $5,000 note payable with an unrelated party to purchase Company Common Stock held by the unrelated party. The note was due on July 1, 2019 and bears no interest. As of December 31, 2020 and 2019, the $5,000 note principal is outstanding.

The Government of Canada launched CEBA to assist businesses during the current challenges by providing interest-free unsecured loans. During the year ended December 31, 2020, the Company’s three Canadian subsidiaries each received CEBA loans. The loans bear zero interest and may be repaid any time after October 1, 2020 and if repaid on or before December 31, 2022, CEBA will forgive CAD 10,000 in loan principal. Should a CEBA loan be unpaid as of December 31, 2022, the loan converts to a three-year term loan having a 5% annual fixed rate of interest. As of December 31, 2021 and 2020, the Company has a total of $109,571 and $109,778 (CAD 140,000) in outstanding CEBA loans.

Note 7 - Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Pursuant to FASB ASC Topic 740, when it is more likely than not that a tax asset cannot be realized through future income, the Company must provide an allowance for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period. The Company records estimated losses from interest and penalties arising from taxes remitted late as well as unrecognized tax benefits as they are incurred as general and administrative expenses. The Company did not have accrued interest or penalties related to income taxes as of December 31, 2021 or 2020. The Company has not filed its 2021 and 2020 tax returns as of the date of this filing.

The sources and tax effects of the temporary differences for the periods presented are as follows (rounded to the nearest thousand):

	December 31, 2021	December 31 2020
Net operating loss carry forward	$4,970,000	$2,541,000
Applicable Canadian Federal and Provincial tax rates	26.5%	26.5%
Deferred tax asset related to net operating losses	1,317,000	673,000
Deferred tax asset relating to debt discounts and derivative liability (at 26.5%)	-	-
Valuation allowance	(1,317,000)	(673,000)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the United States federal statutory rate of 21% and 35% to the income tax recorded is as follows:

	December 31, 2021 (21%)	December 31, 2022 (21%)
Tax benefit at United States Federal statutory rate	$510,000	$141,000
Differences in U.S. and Canadian tax rates on provision	136,000	53,000
Increase in valuation allowance	(374,000)	(88,000)
Income tax provision	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2021 or 2020, or since inception.

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

Note 8 – Concentrations

During the years ended December 31, 2021 and 2020, no single customer accounted for more than 10% of total revenue for the respective periods. As of December 31, 2021 and 2020, no customer had an outstanding accounts receivable balance that was 10% of our total accounts receivable at that time.

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

Note 10 – Subsequent events

In 2022, the Company suspended the operations of USI and have recognized its activities as discontinued operations with the financial statements for 2021 and 2020.  In 2023, the Company sold its 100% ownership of USI to a third party for a nominal payment and the acquirer assumed all of USI’s liabilities on a nonrecourse basis.  In connection with the sale, the Company received 2,000,000 shares of its Common Stock held by an individual who sold USI shares to the Company in January 2020. Following the receipt of the 2,000,000 shares, the Company has 24,926,287 shares outstanding.

