Form 10-Q
period 2022-03-31
DLT Resolution Inc.
filed 2023-08-07
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of August 7, 2023, 24,926,287 shares of the registrant’s Common Stock, $0.001 par value, were issued and 22,667,537 were outstanding.

FORM 10-Q

QUARTER ENDED MARCH 31, 2022

Item 1: Financial Statements.

DLT RESOLUTION, INC
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$4,198	$29,783
Accounts receivable, net of allowance for doubtful accounts of $35,000 and $0 at March 31, 2022 and December 31, 2021, respectively	14,496	49,129
Total current assets	18,694	78,912

Intangible assets, net of accumulated amortization	201,547	213,742
Assets from discontinued operations	121,052	1,066,003
Total assets	$341,293	$1,358,657

LIABILITIES AND STOCKHOLDERS’DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$266,118	$207,588
Accounts payable, related party	15,000	15,000
Interest payable, related party	50,724	47,067
Related party payables	60,948	60,017
Notes payables, related party	81,500	81,500
Notes payable, current portion	32,046	31,306
Liabilities from discontinued operations	765,394	780,703

Total current liabilities	1,276,730	1,223,181

Notes payable, net of current portion	5,000	5,000
Total liabilities	1,276,730	1,228,181

Stockholders’ equity (deficit)
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; 0 issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; 64,000 issued and outstanding at March 31, 2022 and December 31, 2021	64,000	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 26,926,287 issued; 23,111,287 outstanding at March 31, 2022 and December 31, 2021	26,926	26,926
Common stock subscribed	14,000	14,000
Additional paid-in capital	6,762,010	6,762,010
Other comprehensive income	300,006	(182,345)
Treasury stock, 3,815,000 shares as of March 31, 2022 and December 31, 2021, at cost	(5,300)	(5,300)
Accumulated deficit	(8,097,079)	(6,548,815)
Total stockholders’ equity (deficit)	(935,437)	130,476

Total liabilities and stockholders’ equity (deficit)	$341,293	$1,358,657

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three Months ended March 31,
	2022	2021
Revenue	$56,156	$91,435
Cost of revenue and operating expenses
Cost of revenue	37,376	43,340
General and administrative	49,287	22,047
Depreciation and amortization	16,730	26,451
Professional fees	5,116	11,228
Total operating expenses	108,509	103,066

Loss from operations	(52,353)	(11,631)

Other expense
Foreign exchange loss	(2)	(45)
Interest expense	(3,657)	(1,844)
Total other expense	(3,659)	(1,889)

Net loss from continuing operations	$(56,012)	$(13,520)

Loss from discontinued operations	$(936,520)	$(166,783)

Net loss	$(992,532)	$(180,303)

Loss per common share, basic and diluted	$(0.04)	$(0.01)

Weighted average shares outstanding, basic and diluted	26,926,287	25,926,287

See accompanying notes to unaudited condensed consolidated financial statements.

4

	Three Months ended March 31,
	2022	2021
Net loss	$(992,532)	$(180,303)

Other comprehensive loss
Loss on adjusted value of other long-term liability	-	(300,000)
Foreign currency translation adjustment	482,351	(31,543)
Total other comprehensive loss	482,351	(331,543)

Comprehensive loss	$(510,181)	$(511,846)

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Treasury	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Stock	income	Deficit	Total
Balance, December 31, 2021	64,000	$64,000	26,926,287	$26,926	$14,000	$6,762,010	$(5,300)	$(182,345)	$(6,548,815)	130,476

Foreign currency translation adjustment	-	-	-	-	-	-	-	482,351	-	482,351

Loss on investment in Union Strategies Inc.	-	-	-	-	-	-	-	-	(555,732)	(555,732)

Net loss	-	-	-	-	-	-		-	(992,532)	(992,532)

Balance, March 31, 2022	64,000	$64,000	26,926,287	$26,926	$14,000	$6,762,010	$(5,300)	$300,006	$(8,097,079)	$(935,437)

Balance, December 31, 2020	64,000	$64,000	25,926,287	$25,926	$-	$4,913,010	$(5,300)	$816,396	$(5,139,159)	$(368,300)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(31,543)	-	(31,543)

Loss on adjusted value of other long-term liability	-	-	-	-	-	-	-	(300,000)	-	(300,000)

Net loss	-	-	-	-	-	-	-	-	(180,303)	(180,303)

Balance March 31, 2021	64,000	$64,000	25,926,287	$25,926	$14,000	$4,913,010	$(5,300)	$484,853	$(5,319,462)	$177,027

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Cash flows from operating activities
Net loss from continuing operations	$(56,012)	$(13,520)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	16,730	26,451
Bad debt expense	35,000	-
Changes in operating assets and liabilities
Accounts receivable	(9,657)	(27,724)
Interest payable, related party	3,657	1,844
Accounts payable and accrued liabilities	7,401	14,927
Repayments to related parties	(21,196)	(4,504)
Net cash used in operating activities	(24,077)	(2,526)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from bank overdrafts	-	11,817
Net cash provided by financing activities	-	11,817

Net change in cash	(24,077)	9,291
Effect of exchange rate on cash	(1,507)	117
Cash at beginning of period	29,782	4,557
Cash at end of period	$4,198	$13,965

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

Note 1 – Organization and Significant Accounting Policies

The Company was organized on January 17, 2007 (Date of Inception) under the laws of the State of Nevada, as DBL Senior Care, Inc. and subsequently changed its name to DLT Resolution Inc. on December 4, 2017.

DLT Resolution Inc. (“DLT, the “Company”, “we” and “our”) operates in blockchain applications and telecommunications in Canada and the United States. The Company operates a Health Information Exchange providing the ability to request and retrieve medical information and records while meeting all of today’s security & compliance demands for HIPAA, PIPEDA and PHIPA.

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

Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2022 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K as filed with the SEC on March 13, 2023.

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

At March 31, 2022, there were no uncertain tax positions that require accrual.

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

As of March 31, 2022 and December 31, 2021, the Company had 64,000 shares of Series B Convertible Preferred Stock issued and outstanding, which were convertible into 12,800 shares of the Company’s Common Stock

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of 0.801154 and 0.782656 in effect at the balance sheet dates of March 31, 2022 and December 31, 2021, respectively. Unaudited condensed consolidated statements of operations amounts have been translated using the weighted average exchange rates of 0.777177 for the three months ended March 31, 2022 and 0.790010 for the three months ended March 31, 2021. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). Foreign currency transaction losses recognized for the three-month periods ended March 31, 2022 and 2021 were ($2) and ($45), respectively.

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

Note 2 – Discontinued Operations

The Company suspended the operations of Union Strategies, Inc. in 2022and recognizes its activities as discontinued operations within the accompanying unaudited condensed consolidated financial statements.  All assets are written off and included in the loss from discontinued operations. In 2023, the Company sold its 100% ownership of USI to a third party for a nominal payment and the acquirer assumed all of USI’s liabilities on a nonrecourse basis.  In connection with the sale, the Company received 2,000,000 shares of its Common Stock held by an individual who sold USI shares to the Company in January 2020.

On March 15, 2023, the Company sold its 100% ownership of DLT Data Services Inc. to a third party for a nominal purchase price and has recognized its activities as discontinued operations within the accompanying unaudited condensed consolidated financial statements.

Note 3 – Intangible Assets

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of March 31, 2022 and December 31, 2021, identifiable intangibles were as follows:

	March 31, 2022	December 31, 2021

Developed technology	$324,467	$316,976
Customer relationships	104,150	101,745
Domain and trade name	4,006	3,913
Non-compete	37,654	36,785
Accumulated amortization	(268,730)	(245,677)
Total intangible assets, net	$201,547	$213,742

Expected future amortization expense related to identifiable intangibles based on our carrying amount as of March 31, 2022 for the following five years is as follows (in thousands):
For the Twelve Months ended March 31,
2023	$67,183
2024	67,183
2025	67,181
2025	-
2027	-
Thereafter
$201,547

Note 4 – Notes Payable

On August 1, 2017, the Company issued a non-interest bearing $5,000 note payable due on July 1, 2019 to a third party in exchange for Company Common Stock held by the third party. As of March 31, 2022, the note is unpaid.

Note 5 – Stockholders’ Equity

Common stock subscribed

The Company sold a subscription to purchase 14,000 shares of its Common Stock for $14,000 on April 24, 2020. To date, the shares have not been issued to the purchaser.

Note 6 – Related Party Transactions

No compensation was incurred for the services of the Company’s directors or executives during the periods ended March 31, 2022 and 2021.

As of March 31, 2022 and December 31, 2021, the Company had outstanding amounts payable to related parties of $60,948 and $60,017. The obligations are unsecured, non-interest bearing, due on demand and payable in Canadian dollars, with the change in the liability from December 31, 2021 to March 31, 2022 attributable to the change in the exchange rate for U.S. and Canadian dollars.

The Company has a note payable to a related party as settlement for consulting services. The note carries interest of 9% compounded annually and is due on demand. As of March 31, 2022 and December 31, 2021, $81,500 of principal and $50,724 and $47,067, of accrued interest was due, respectively.

Note 7 – Concentrations

During the three-month periods ended March 31, 2022 and 2021, no single customer accounted for more than 10% of total revenue for the respective periods. As of March 31, 2022 and December 31, 2021, no customer had an outstanding accounts receivable balance that was 10% of our total accounts receivable at that time.

Note 8 – Commitments and Contingencies

A Canadian subsidiary of the Company incurs employer payroll taxes and withholds payroll taxes from employee compensation and is required to remit the funds to Canadian government authorities on a timely basis. The subsidiary has not remitted the payroll taxes and carries the obligation as a current liability. The subsidiary intends to remit the funds as soon as it has the financial ability. The government authorities may assess penalties and interest on the subsidiary. No provision on the balance sheet is carried for the possible assessment. Management estimates that the amount of a potential assessment would not be material to the financial statements as of March 31, 2022 and the three months then ended.

The Company charges and collects Canadian federal and provincial sales taxes known as harmonized sales tax or HST and is required to remit the funds to Canadian government authorities on a timely basis. The subsidiary has not remitted the HST taxes and carries the obligation as a current liability. The subsidiary intends to remit the funds as soon as it has the financial ability. The government authorities may assess penalties and interest on the subsidiary. No provision on the balance sheet is carried for the possible assessment. Management estimates that the amount of a potential assessment would not be material to the financial statements as of March 31, 2022 and the three months then ended.

Note 9 – Subsequent events

In 2022, the Company suspended the operations of USI and has recognized its activities as discontinued operations within the financial statements for 2022 and 2021.  In 2023, the Company sold its 100% ownership of USI to a third party for a nominal payment and the acquirer assumed all of USI’s liabilities on a nonrecourse basis.  In connection with the sale, the Company received 2,000,000 shares of its Common Stock held by an individual who sold USI shares to the Company in January 2020. Following the receipt of the 2,000,000 shares, the Company has 24,926,287 shares outstanding.

On March 15, 2023, the Company sold its 100% ownership of DLT Data Services Inc. to a third party for a nominal purchase price and has recognized its activities as discontinued operations within the accompanying unaudited condensed consolidated financial statements.

During the three months ended June 30, 2022, the Company sold 388,274 shares of restricted Common stock to third parties and received $184,577 in proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation. Shareholders’ Equity General.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about DLT Resolutions’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements. In addition, statements about the potential effects of the COVID-19 pandemic on the Company’s businesses, results of operations and financial condition may constitute forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 13, 2023, under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Overview

DLT Resolution Inc. (“DLT, the “Company”, “we” and “our”) operates in blockchain applications and telecommunications in Canada and the United States. The Company operates a Health Information Exchange providing the ability to request and retrieve medical information and records while meeting all of today’s security & compliance demands for HIPAA, PIPEDA and PHIPA.

Recent Developments

In 2022, the Company suspended the operations of USI and has recognized its activities as discontinued operations within the financial statements for 2022 and 2021.  In 2023, the Company sold its 100% ownership of USI to a third party for a nominal payment and the acquirer assumed all of USI’s liabilities on a nonrecourse basis.  In connection with the sale, the Company received 2,000,000 shares of its Common Stock held by an individual who sold USI shares to the Company in January 2020. Following the receipt of the 2,000,000 shares, the Company has 24,926,287 shares outstanding.

On March 15, 2023, the Company sold its 100% ownership of DLT Data Services Inc. to a third party for a nominal purchase price and has recognized its activities as discontinued operations within the accompanying unaudited condensed consolidated financial statements.

Results of Operations

Revenues

Revenues for the three months ended March 31, 2022 and 2021 were $56,156 and $91,435, respectively. The decrease resulted primarily from having our operating company having fewer customers and less revenue per customer in the quarter ended March 31, 2022.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2022 and 2021 were $37,376 and $43,340, respectively. The dollar decrease resulted primarily from the reduction in revenue and costs corresponding to that reduced revenue.

General and Administrative

General and administrative expense, excluding professional fees, was $49,287 and $22,047 for the three months ended March 31, 2022 and 2021, respectively. The increase resulted primarily from a $35,000 charge to bad debt expense related to DLT Resolution Corp.

Professional Fees

Professional fees were $5,166 and $11,228 for the three months ended March 31, 2022 and 2021, respectively. Professional fees decreased primarily due to the decreased use of outside professionals.

Depreciation and Amortization

Depreciation and amortization expense was $16,730 and $26,451 for the three months ended March 31, 2022 and 2021, respectively. The decrease resulted primarily from the lower level of amortization expense from intangible assets that were fully depreciated after March 31, 2021.

Other Expense

The Company had net other expense of $3,659 and $1,889 for the three months ended March 31, 2022 and 2021. The increase is due to an increase in the outstanding balance of our interest-bearing obligations.

Net Loss

The Company had a net loss of $992,532 and $180,303 for the three months ended March 31, 2022 and 2021. The increase in net loss in the current year primarily resulted from the $936,520 loss from discontinued operations in the three months ended March 31, 2022 as compared to $180,303 for the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had total current assets of $18,694 and current liabilities of $1,271,730 creating a working capital deficit of $1,253,036. As of December 31, 2021, we had $29,783of cash, total current assets of $78,912 and current liabilities of $1,223,181creating a working capital deficit of $1,144,269.

Net cash used in operating activities was $24,077 during the three months ended March 31, 2022 compared to $2,527 for the same period in 2021.

No cash was used in investing activities during the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022, the Company used $0 cash for financing activities. During the three months ended March 31, 2021, the Company generated $11,817 of cash from financing activities by over drafting its bank account.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In assessing the effectiveness of our internal control over financial reporting as of December 31, 2021, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2021 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2021, the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

16

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2022, the Company sold 388,274 shares of restricted Common stock to third parties and received $184,577 in proceeds.

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

DLT Resolution, Inc.

By:	/s/ John Wilkes	/s/ John Wilkes
	John Wilkes	John Wilkes
	President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)	(Principal Financial Officer)

	August 7, 2023	August 7, 2023

