Form 10-Q
period 2022-06-30
DLT Resolution Inc.
filed 2023-08-07
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 7, 2023, 25,314,561 shares of the registrant’s Common Stock, $0.001 par value, were issued and 21,499,561 were outstanding.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED JUNE 30, 2022

Item 1: Financial Statements.

DLT RESOLUTION, INC

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$48,716	$29,783
Accounts receivable, net of allowance for doubtful accounts of $35,144 at June 30, 2022 and December 31, 2021	32,177	49,129
Total current assets	80,893	78,912

Intangible assets, net of accumulated amortization	179,605	213,742
Assets from discontinued operations	-	1,066,003
Total assets	$384,466	$1,358,657

LIABILITIES AND STOCKHOLDERS’DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$257,685	$207,588
Accounts payable, related party	15,000	15,000
Interest payable, related party	52,553	47,067
Related party payables	59,729	60,017
Notes payables, related party	81,500	81,500
Notes payable, current portion	31,078	31,306
Liabilities from discontinued operations	749,835	780,703

Total current liabilities	1,247,380	1,223,181

Notes payable, net of current portion	5,000	5,000
Total liabilities	1,252,380	1,228,181

Stockholders’ equity (deficit)
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; 0 issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; 64,000 issued and outstanding at June 30, 2022 and December 31, 2021	64,000	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 27,314,561 issued; 23,499,561 outstanding at June 30, 2022 and 26,926,287 issued; 23,111,287 outstanding at December 31, 2021	27,315	26,926
Common stock subscribed	14,000	14,000
Additional paid-in capital	6,946,198	6,762,010
Other comprehensive income	400,519	(182,345)
Treasury stock, 3,815,000 shares as of June 30, 2022 and December 31, 2021, at cost	(5,300)	(5,300)
Accumulated deficit	(8,314,646)	(6,548,815)
Total stockholders’ equity (deficit)	(867,914)	130,476

Total liabilities and stockholders’ equity (deficit)	$384,466	$1,358,657

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue	$50,418	$69,504	$106,574	$160,939

Cost of revenue and operating expenses
Cost of revenue	37,883	39,709	75,259	83,049
General and administrative	18,364	19,258	67,651	41,305
Depreciation and amortization	15,991	27,467	32,721	53,918
Professional fees	80,985	11,470	86,101	22,698

Total operating expenses	153,223	97,904	261,732	200,970

Loss from operations	(102,805)	(28,400)	(155,158)	(40,031)

Other expense
Foreign exchange loss	16	(10)	14	(55)
Interest expense	(5,237)	(1,829)	(8,894)	(3,673)
Total other expense	(5,221)	(1,839)	(8,880)	(3,728)
Loss from continuing operations	(108,026)	(30,239)	(164,038)	(43,759)
Loss from discontinued operations	(23,389)	(155,167)	(959,909)	(321,950)

Net loss	$(131,415)	$(185,406)	$(1,123,947)	$(365,709)

Loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.04)	$(0.01)
Weighted average shares outstanding, basic and diluted	27,116,599	26,381,843	27,021,721	26,154,065

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss	$(131,415)	$(185,406)	$(1,123,947)	$(365,709)

Other comprehensive loss
Gain on adjusted value of other long-term liability	-	(310,000)	-	(610,000)
Foreign currency translation adjustment	513	(100,017)	582,864	(131,560)
Total other comprehensive (loss) income	100,513	(410,017)	582,864	(741,560)

Comprehensive loss	$(30,902)	$(595,423)	$(541,083)	$(1,107,269)

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Treasury	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Stock	income	Deficit	Total
Balance, December 31, 2021	64,000	$64,000	26,926,287	$26,926	$14,000	$6,762,010	$(5,300)	$(182,345)	$(6,548,815)	130,476

Sales of Common Stock	-	-	388,274	389	-	184,188	-	-	-	184,577
Foreign currency translation adjustment	-	-	-	-	-	-	-	582,864	-	582,864

Loss on investment in Union Strategies Inc.	-	-	-	-	-	-	-	-	(641,884)	(641,884)

Net loss	-	-	-	-	-	-		-	(1,123,947)	(1,123,947)

Balance, June 30, 2022	64,000	$64,000	27,314,561	$27,315	$14,000	$6,762,010	$(5,300)	$400,519	$(8,314,646)	$(867,914)

Balance, December 31, 2020	64,000	$64,000	25,926,287	$25,926	$14,000	$4,913,010	$(5,300)	$816,396	$(5,139,159)	$688,873

Issuance of common stock for acquisition	-	-	1,000,000	1,000	-	1,849,000	-	-	-	1,850,000

Foreign currency translation adjustment	-	-	-	-	-	-	-	(131,560)	-	(131,560)

Loss on adjusted value of other long-term liability	-	-	-	-	-	-	-	(610,000)	-	(610,000)

Net loss	-	-	-	-	-	-	-	-	(365,709)	(365,709)

Balance June 30, 2021	64,000	$64,000	26,926,287	$26,926	$14,000	$6,762,010	$(5,300)	$74,836	$(5,504,868)	$1,431,605

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Cash flows from operating activities
Net loss	$(164,038)	$(43,759)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	32,721	53,919
Bad debt expense	35,144	-
Changes in operating assets and liabilities
Accounts receivable	(27,999)	(35,343)
Interest payable, related party	5,846	3,673
Accounts payable and accrued liabilities	9,269	21,260
Repayments to related parties	(60,930)	(12,198)
Net cash used in operating activities	(170,346)	(12,448)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from bank overdrafts	-	16,197
Proceeds from sales of common stock	184,577	-
Net cash provided by financing activities	184,577	16,197

Net change in cash	14,231	3,749
Effect of exchange rate on cash	4,703	228
Cash at beginning of period	29,782	4,557
Cash at end of period	$48,716	$8,534

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

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

Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K as filed with the SEC on March 13, 2023.

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

At June 30, 2022, there were no uncertain tax positions that require accrual.

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

As of June 30, 2022 and December 31, 2021, the Company had 64,000 shares of Series B Convertible Preferred Stock issued and outstanding, which were convertible into 12,800 shares of the Company’s Common Stock.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of 0.776940 and 0.782656 in effect at the balance sheet dates of June 30, 2022 and December 31, 2021, respectively. Unaudited condensed consolidated statements of operations amounts have been translated using the weighted average exchange rates of 0.780382 for the six months ended June 30, 2022 and 0.814408 for the six months ended June 30, 2021. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). Foreign currency transaction gains (losses) recognized for the six-month periods ended June 30, 2022 and 2021 were $14 and ($55), respectively.

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

Note 3 – Intangible Assets

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of June 30, 2022 and December 31, 2021, identifiable intangibles were as follows:

	June 30, 2022	December 31, 2021

Developed technology	$314,661	$316,976
Customer relationships	101,002	101,745
Domain and trade name	3,885	3,913
Non-compete	36,516	36,785
Accumulated amortization	(276,459)	(245,677)
Total intangible assets, net	$179,605	$213,742

Expected future amortization expense related to identifiable intangibles based on our carrying amount as of June 30, 2022 for the following five years is as follows (in thousands):

For the Twelve Months ended June 30,
2023	$67,183
2024	67,183
2025	45,239
2025	-
2027	-
Thereafter
$179,605

Note 4 – Notes Payable

On August 1, 2017, the Company issued a non-interest bearing $5,000 note payable due on July 1, 2019 to a third party in exchange for Company Common Stock held by the third party. As of June 30, 2022, the note is unpaid.

Note 5 – Stockholders’ Equity

Common stock

During the three months ended June 30, 2022, the Company sold 388,274 shares of restricted Common stock to third parties and received $184,577 in proceeds.

Common stock subscribed

The Company sold a subscription to purchase 14,000 shares of its Common Stock for $14,000 on April 24, 2020. To date, the shares have not been issued to the purchaser.

Note 6 – Related Party Transactions

No compensation was incurred for the services of the Company’s directors or executives during the periods ended June 30, 2022 and 2021.

As of June 30, 2022 and December 31, 2021, the Company had outstanding amounts payable to related parties of $59,729 and $60,017. The obligations are unsecured, non-interest bearing, due on demand and payable in Canadian dollars, with the change in the liability from December 31, 2021 to June 30, 2022 attributable to the change in the exchange rate for U.S. and Canadian dollars.

The Company has a note payable to a related party as settlement for consulting services. The note carries interest of 9% compounded annually and is due on demand. As of June 30, 2022 and December 31, 2021, $81,500 of principal and $52,553 and $47,067, of accrued interest was due, respectively.

Note 7 – Concentrations

During the three-month and six-month periods ended June 30, 2022 and 2021, no single customer accounted for more than 10% of total revenue for the respective periods. As of June 30, 2022 and December 31, 2021, no customer had an outstanding accounts receivable balance that was 10% of our total accounts receivable at that time.

Note 8 – Commitments and Contingencies

A Canadian subsidiary of the Company incurs employer payroll taxes and withholds payroll taxes from employee compensation and is required to remit the funds to Canadian government authorities on a timely basis. The subsidiary has not remitted the payroll taxes and carries the obligation as a current liability. The subsidiary intends to remit the funds as soon as it has the financial ability. The government authorities may assess penalties and interest on the subsidiary. No provision on the balance sheet is carried for the possible assessment. Management estimates that the amount of a potential assessment would not be material to the financial statements as of June 30, 2022 and the three months then ended.

The Company charges and collects Canadian federal and provincial sales taxes known as harmonized sales tax or HST and is required to remit the funds to Canadian government authorities on a timely basis. The subsidiary has not remitted the HST taxes and carries the obligation as a current liability. The subsidiary intends to remit the funds as soon as it has the financial ability. The government authorities may assess penalties and interest on the subsidiary. No provision on the balance sheet is carried for the possible assessment. Management estimates that the amount of a potential assessment would not be material to the financial statements as of June 30, 2022 and the six months then ended.

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

Revenues

Revenues for the three months ended June 30, 2022 and 2021 were $50,418 and $69,504, respectively. The decrease resulted primarily from having our operating company having fewer customers and less revenue per customer.

Revenues for the six months ended June 30, 2022 and 2021 were $106,574 and $160,939, respectively. The decrease resulted primarily from having our operating company having fewer customers and less revenue per customer.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2022 and 2021 were $37,883 and $39,704, respectively. The dollar decrease resulted primarily from the reduction in revenue and costs corresponding to that reduced revenue.

Cost of revenue for the six months ended June 30, 2022 and 2021 were $75,259 and $83,049, respectively. The dollar decrease resulted primarily from the reduction in revenue and costs corresponding to that reduced revenue.

General and Administrative

General and administrative expense, excluding professional fees, was $18,364 and $19,258 for the three months ended June 30, 2022 and 2021, respectively.

General and administrative expense, excluding professional fees, was $67,651 and $41,305 for the six months ended June 30, 2022 and 2021, respectively. The increase resulted primarily from a $35,144 charge to bad debt expense in the quarter ended March 31, 2022 that relates to DLT Resolution Corp.

Professional Fees

Professional fees were $80,985 and $11,470 for the three months ended June 30, 2022 and 2021, respectively. The increase resulted primarily from the use of outside professionals to perform work previously done by employees.

Professional fees were $86,101 and $22,698 for the six months ended June 30, 2022 and 2021, respectively. The increase resulted primarily from the use of outside professionals to perform work previously done by employees.

Depreciation and Amortization

Depreciation and amortization expense was $15,991 and $27,467 for the three months ended June 30, 2022 and 2021, respectively. The decrease resulted primarily from the lower level of amortization expense from intangible assets that were fully depreciated after March 31, 2021.

Depreciation and amortization expense was $32,721 and $53,918 for the six months ended June 30, 2022 and 2021, respectively. The decrease resulted primarily from the lower level of amortization expense from intangible assets that were fully depreciated after March 31, 2021.

Other Expense

The Company had net other expense of $5,221 and $1,839 for the three months ended June 30, 2022 and 2021. The increase is due to an increase in the outstanding balance of our interest-bearing obligations.

The Company had net other expense of $8,880 and $3,728 for the six months ended June 30, 2022 and 2021. The increase is due to an increase in the outstanding balance of our interest-bearing obligations.

Net Loss

The Company had a net loss of $131,415 and $185,406 for the three months ended June 30, 2022 and 2021. The decrease in net loss in the current year primarily resulted from the $131,779 decrease in the loss from discontinued operations in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, which was partially offset by the $115,127 increase in the operating loss for comparable periods.

The Company had a net loss of $1,123,947 and $365,709 for the six months ended June 30, 2022 and 2021. The increase in net loss in the current year primarily resulted from the $637,959 increase in the loss from discontinued operations in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had total current assets of $80,893 and current liabilities of $1,247,380 creating a working capital deficit of $1,247,380. As of December 31, 2021, we had $29,783 of cash, total current assets of $78,912 and current liabilities of $1,223,181 creating a working capital deficit of $1,144,269.

Net cash used in operating activities was $170,346 during the six months ended June 30, 2022 compared to $12,448 for the same period in 2021. The increase in cash used in operations resulted primarily from the $115,127 increase in the operating loss for the comparable periods.

No cash was used in investing activities during the six months ended June 30, 2022 and 2021, respectively.

During the six months ended June 30, 2022, the Company provided $184,577 cash from financing activities as a result of selling shares of common stock to investors. During the six months ended June 30, 2021, the Company generated $16,197 of cash from financing activities by over drafting its DLT Resolution Corp. bank account.

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

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required under Regulation S-K for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 20, 2021, the Company issued 1,000,000 shares of its restricted Common Stock to the former shareholders of USI as additional compensation for acquiring all of USI’s issued and outstanding common shares.

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

