Form 10-K
period 2022-12-31
DLT Resolution Inc.
filed 2024-03-05
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

The aggregate market value of voting and nonvoting common equity held by nonaffiliates of the registrant as of June 30, 2021 was approximately $15,441,882 (based on a closing sale price of $0.61 per share as reported for the NASDAQ Global Select Market on June 30, 2020). For purposes of this calculation, shares of common stock held by officers, directors and their affiliated holders and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2024, 25,314,561 shares of the registrant’s Common Stock, $0.001 par value, were issued and 21,499,561 were outstanding.

INDEX

DLT RESOLUTION, INC.

(FORMERLY HEMCARE HEALTH SERVICES, INC.)

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles (“GAAP”) pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2023. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in “Item 1A.—Risk Factors” and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to (i) the “Company,” the “Registrant,” “DLT” “we,” “our,” “DLTI,” and “us” refer to DLT Resolution Inc. (formerly HCRE, Hemcare Health Services Inc.).

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by DLT Resolution Inc. with the Securities and Exchange Commission (“SEC”) at the SEC’s website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by DLT Resolution Inc. with the SEC may also be obtained from DLT Resolution Inc. by directing a request to DLT Resolution Inc., Attention: Drew Reid. 5940 S. Rainbow Blvd, Ste 400-32132, Las Vegas, NV 89118 or tel. 1 (702) 796-6363

ITEM 1 BUSINESS.

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

Employees

Currently there is one employee of the Company and its operations carried out using independent contractors. Management works at the pleasure of the board and for the foreseeable future, additional work on its development efforts are to be contracted out.

Research and Development Expenditures

During the year ended December 31, 2022, the Company has not incurred any research expenses.

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

ITEM 3 LEGAL PROCEEDINGS.

None

ITEM 4 MINE SAFETY DISCLOSURES.

None

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol DLTI. The stock trades are limited and sporadic; there is no established public trading market for our common stock.

Dividends

We declared $0 and $0 of dividends on preferred stock during the years ended December 31, 2022 and 2021.

Securities Authorized for Issuance under Equity Compensation Plans

There is no stock option plan in place for the company.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, the Company sold 388,274 shares of restricted Common stock to third parties and received $184,577 in proceeds.

Securities issued in 2021

During the year ended December 31, 2021, the Company issued 1,000,000 shares of common stock to complete the acquisition of Union Strategies, Inc.

Securities issued in 2022

During the year ended December 31, 2022, the Company sold 388,274 shares of restricted Common stock to third parties and received $184,577 in proceeds.

ITEM 6 SELECTED FINANCIAL DATA.

Summary of Financial Data

	December 31, 2022	December 31, 2021
Revenues	$218,707	$326,944

Operating Expenses	$391,959	$450,015

Loss	$(1,153,244)	$(2,429,834)

Total Assets	$325,716	$1,358,657

Liabilities	$1,202,670	$1,228,181

Stockholders’ (Deficit) Equity	$(876,954)	$130,476

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of DLT Resolution, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Critical Accounting Policies

Use of Estimates

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the year ended December 31, 2022.

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

Principals of Consolidation

The consolidated financial statements represent the results of DLT Resolution, Inc. and its wholly owned subsidiaries, DLT Resolution Corp. and DLT Data Services, Inc. and Union Strategies, Inc. (“USI”), which are  discontinued operations. All intercompany transactions and balances have been eliminated.

Plan of Operations

Liquidity and Capital Resources. As of December 31, 2022, we had $11,885 of cash on hand and total liabilities of $1,202,670. We must secure additional funds in order to continue our business. We were required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees and will be required to secure additional financing to fund future filings. Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. Total revenues were $218,707 and $326,944 in 2022 and 2021, respectively, with the decrease attributable to a decrease in the number of customers. Total operating expenses were $391,959 for the year ended December 31, 2022 compared to $450,015 during the year ended December 31, 2021. The decrease in operating expenses relates to a reduction in headcount and volume of business.

Other Expense: Other Expense totaled ($12,495) during the year ended December 31, 2022 compared to ($2,378) during the year ended December 31, 202. Other Expense consists primarily of interest expense.

Loss from Discontinued Operations: In 2022, we suspended operations of USI and DLT Data and in 2023 we sold our 100% ownership of those discontinued subsidiaries. Loss from discontinued operations was ($967,497) for the year ended December 31, 2021 compared to( $2,304,385) for the year ended December 31, 2021.  The decrease in loss is attributed to write-downs of USI and DLT Data intangible assets and its receivables in 2021.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Since the appointment of BFBorgers CPA, PC as our independent registered accounting firm through present, which included the audit of our financial statements for the years ended December 31, 2022 and 2021, there were (i) no disagreements between the Company and BFBorgers CPA, PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of BFBorgers CPA, PC, would have caused BFBorgers CPA, PC to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During years ended December 31, 2022 and 2021, and in the subsequent interim period through to present, the Company has not consulted with BFBorgers CPA, PC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Heaton & Company concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In assessing the effectiveness of our internal control over financial reporting as of December 31, 2022, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2022 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2022 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

•

Representative with Financial Expertise — For the year ending December 31, 2022, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION.

None.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s executive officer and director and his respective is as follows:

Director:

Name of Director	Age
Drew Reid	61

Executive Officer:

Name of Officer	Age	Office
Drew Reid	61	President, CEO and CFO

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

Drew Reid

Mr. Ried, 56, was the Chief Executive Officer and a Director of Ciscom Corp since June 2020 and was appointed Executive Chairman in September 2021 where he served until departing in November 2023. Ciscom is an information technology services company that is listed on the Toronto Stock Exchange.  Mr. Reid remains a Vice President and Director of Market Focus Direct Inc., a Canadian based subsidiary of Ciscom that is focused on data driven direct marketing.

Significant Employees

Drew Reid is an officer and Director of the Company.

Corporate Governance

Nominating Committee. We have not established a Nominating Committee because of our limited operations; and because we have one director who is Drew Reid.

Audit Committee. We have not established an Audit Committee because of our limited operations; and because we have only one director.

Code of Ethics. We have not adopted a Code of Ethics.

ITEM 11 EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
John Wilkes Former Director	2022	0	0	0	0	0	0	0
John Wilkes Former Director	2021	0	0	0	0	0	0	0

There has been no cash payment outside of the amounts above paid to the individuals above for services rendered in all capacities to us for the year ended December 31, 2021 and 2020. Minimal compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the year ended December 31, 2022 and 2021.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to the Company to own more than 5% of the outstanding common stock as of December 31, 2022 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial Owner	Number of Shares Owned	Percent Ownership
Mind Tech Group	5,000,000	23%
John Wilkes	4,003,000	19%
Total	9,003,000	42%

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2022, there were no other material transactions between the Company and any Officer, Director or related party that has not been disclosed in footnote 6 to the financial statements. Additionally, there are no Officers, Directors or other related parties that since the date of incorporation had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the years ended December 31, 2022 and 2021, the Company incurred auditing expenses of approximately $50,000 and $40,000. There were no other audit related services or tax fees incurred.

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

/s/ Drew Reid	/s/ Drew Reid
Drew Reid	Drew Reid
President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)

March 4, 2024	March 4, 2024

DLT RESOLUTION INC.

Consolidated Financial Statements

December 31, 2022 and 2021

F-1

DLT RESOLUTION INC.

Consolidated Financial Statements

December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of DLT Resolution, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DLT Resolution, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2019

Lakewood, CO

March 4, 2024

DLT RESOLUTION, INC
Consolidated Balance Sheets As of December 31
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$11,885	$29,783
Accounts receivable	57,631	49,129
Total current assets	69,516	78,912
Assets from discontinued operations	116,352	1,066,003
Intangible assets, net of accumulated amortization	139,848	213,742
Total assets	$325,716	$1,358,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$211,218	$207,588
Accounts payable, related party	15,000	15,000
Interest payable, related party	56,210	47,067
Related party payables	57,817	60,017
Notes payables, related party	81,500	81,500
Notes payable, current portion	29,560	31,306
Liabilities from discontinued operations	746,365	780,703
Total current liabilities	1,197,670	1,223,181
Notes payable, net of current portion	5,000	5,000
Total liabilities	1,202,670	1,228,181

Stockholders’ (deficit) equity
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; 0 issued and outstanding at December 31, 2022 and December 31, 2021	-	-
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; 64,000 issued and outstanding at December 31, 2022 and December 31, 2021	64,000	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 27,314,561 issued; 23,499,561 outstanding at December 31, 2022 and 26,926,287 issued; 23,111,287 outstanding at December 31, 2021	27,315	26,926
Common stock subscribed	14,000	14,000
Additional paid in capital	6,946,198	6,762,010
Other comprehensive income	555,810	(182,345)
Treasury stock, 3,815,000 shares at December 31, 2022 and 2021	(5,300)	(5,300)
Accumulated deficit	(8,478,977)	(6,548,815)
Total stockholders’ (deficit) equity	(876,954)	130,476

Total liabilities and stockholders’ (deficit) equity	$325,716	$1,358,657

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC.
Consolidated Statements of Operations

	Year ended December 31,
	2022	2021
Revenue	$218,707	$326,944
Cost of revenue and operating expenses
Cost of revenue	141,143	150,822
General and administrative	93,038	102,572
Depreciation and amortization	64,238	61,264
Professional fees	93,540	135,357

Total operating expenses	391,959	450,015

Loss from operations	(173,252)	(123,071)

Other income (expense)
Foreign exchange gain/(loss)	56	(284)
Loss on investment	-	-
Interest expense	(12,551)	(2,094)
Total other expense	(12,495)	(2,378)

Net loss from continuing operations	$(185,747)	$(125,449)

Loss from discontinued operations	$(967,497)	$(2,303,777)

Net loss	$(1,153,244)	$(2,429,226)

Loss per common share, basic and diluted	$(0.04)	$(0.09)
Weighted average basic shares outstanding	27,169,612	26,544,419
Weighted average diluted shares outstanding	27,169,612	26,544,419

See accompanying notes to consolidated financial statements.

F-5

DLT RESOLUTION, INC.
Consolidated Statements of Comprehensive (Loss) Income

	Year ended December 31,
	2022	2021
Net loss	$(1,153,244)	$(2,429,226)

Other comprehensive income
Gain on valuation adjustment to other long-term liabilities	-	1,022,240
Foreign currency translation adjustment	738,155	(408,245)
Total other comprehensive income	738,155	(1,430,485)

Comprehensive (loss) income	$(415,089)	$(998,741)

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

Year Ended December 31, 2022

	Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Treasury	Other Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Subscribed	Capital	Stock	income	Deficit	Interest	Total
Balance, December 31, 2021	64,000	$64,000	26,926,287	$26,926	$14,000	$6,762,010	$(5,300)	$(182,345)	$(6,548,815)	-	$130,476
	-	-								-	-
Issuance of common stock for acquisitions	-	-	388,274	389	-	184,188	-	-	-	-	184,577

Foreign currency translation adjustment	-	-	-	-	-	-	-	738,155	-	-	738,155

Loss on investment in Union Strategies, Inc.	-	-	-	-	-	-	-		(776,918)	-	(776,918)

Net loss	-	-	-	-	-	-		-	(1,153,244)	-	(1,153,244)

Balance, December 31, 2022	64,000	$64,000	27,314,561	$27,315	$14,000	$6,946,198	$(5,300)	$555,810	$(8,478,977)	-	$(876,954)

Year Ended December 31, 2021

Balance, December 31, 2020	64,000	$64,000	25,926,287	$25,926	$14,000	$4,913,010	$(5,300)	$816,396	$(5,139,159)	-	$688,873

Issuance of common stock for cash proceeds			31,250	315	-	24,969	-	-	-	-	25,000

Issuance of common stock for acquisitions	-	-	1,000,000	1,000	-	1,849,000	-	-	-	-	1,850,000

Sale of common stock subscription					14,000						14,000

Foreign currency translation adjustment	-	-	-	-	-	-	-	(378,742)	-	-	(378,742)

Gain on adjusted value of other long-term liability	-	-	-	-	-	-	-	360,024	-	-	360,024

Net loss	-	-	-	-	-	-	-	-	(503,929)		(503,929)

Balance December 31, 2021	64,000	$64,000	26,926,287	$26,926	$14,000	$6,762,010	$(5,300)	$(182,345)	$(6,548,815)	-	$130,476

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC
Consolidated Statements of Cash Flows

	December 31,
	2022	2021
Cash flows from operating activities
Net loss from continuing operations	$(185,747)	$(125,449)

Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	34,499	-
Depreciation and amortization expense	64,238	61,264
Changes in operating assets and liabilities
Accounts receivable	(53,522)	(69,469)
Interest payable, related party	9,143	5,502)
Accounts payable and accrued liabilities	22,710	25,857
Accounts payable, related party	(90,915)	129,431
Net cash used in operating activities	(199,594)	27,136

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from sale of common stock	184,577	-
Net cash provided by financing activities	184,577	-

Net change in cash from continuing operations	(15,017)	27,136
Effect of exchange rate on cash	(2,881)	(1,910)
Cash and cash equivalents at beginning of year	29,783	4,557
Cash and cash equivalents at end of year	$11,885	$29,783

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Common shares issued for acquisition of Union Strategies, Inc.	$-	$1,850,000

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

At December 31, 2022 and 2021, there were no uncertain tax positions that require accrual.

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

As of December 31, 2022 and 2021, the Company had 64,000 shares of Series B Convertible Preferred Stock issued and outstanding that converts into 12,800 shares of the Company’s Common Stock.

Principals of Consolidation

The consolidated financial statements represent the results of DLT Resolution, Inc. and its subsidiary, DLT Resolution Corp., as continuing operations and Union Strategies, Inc. and DLT Data Services, its subsidiaries as discontinued operations. All intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of 0.738989 and 0.782656 in effect at the balance sheet dates of December 31, 2022 and December 31, 2021, respectively. Statements of operations amounts have been translated using the annual weighted average exchange rates of 0.766043 and 0.768390 for the years ended December 31, 2022 and 2021, respectively. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). There were $56 and $33 currency transaction (losses) gains recognized during the years ended December 31, 2022 and 2020, respectively.

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

Note 3 – Intangible Assets

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of December 31, 2022 and December 31, 2021, identifiable intangibles were as follows:

	December 31, 2022	December 31, 2021

Developed technology	$299,291	$316,976
Customer relationships	96,069	101,745
Domain and trade name	3,695	3,913
Non-compete	34,732	36,785
Accumulated amortization	(293,939)	(245,677)
Total intangible assets, net	$139,848	$213,742

Expected future amortization expense related to identifiable intangibles based on our carrying amount as of December 31, 2022 for the following five years is as follows (in thousands):

For the Twelve Months ended December 31,
2023	$61,970
2024	61,970
2025	15,908
2025	-
2027	-
Thereafter
$139,848

Note 4 – Notes Payable

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

Non – Related Party

On August 1, 2017, the Company entered into a $5,000 note payable with an unrelated party to purchase Company Common Stock held by the unrelated party. The note was due on July 1, 2019 and bears no interest. As of December 31, 2022 and 2021, the $5,000 note principal is outstanding.

The Government of Canada launched CEBA to assist businesses during the current challenges by providing interest-free unsecured loans. During the year ended December 31, 2020, the Company’s DLT Resolution Corp. subsidiary received a CAD 40,000 CEBA loan that bears zero interest and may be repaid any time after October 1, 2020 and if repaid on or before December 31, 2022, CEBA will forgive CAD 10,000 in loan principal. Should a CEBA loan be unpaid as of December 31, 2022, the loan converts to a three-year term loan having a 5% annual fixed rate of interest. As of December 31, 2022 and 2021, the Company has $29,560 and $31,306 (CAD 40,000) outstanding principal on the CEBA loan.

Note 5 - Stockholders’ Equity

Series A Convertible Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $1 per share.   There were 0 shares of Series A convertible preferred stock issued and outstanding as of December 31, 2022 and 2021.

Series B Convertible Preferred Stock

The Company is authorized to issue up to 500,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $0.20 per share.

There were 64,000 shares of series B convertible preferred stock issued and outstanding as of December 31, 2022 and 2021.

Common Stock

On May 20, 2021, the Company issued 1,000,000 shares of its restricted Common Stock to the former shareholders of USI as additional compensation for acquiring all of USI’s issued and outstanding common shares.

During the year ended December 31, 2022, the Company sold 388,274 shares of its restricted Common stock to third parties and received $184,577 in proceeds.

Treasury Stock

There are 3,815,000 shares of Common Stock held as treasury stock as of December 31, 2022 and 2021, respectively, as a result of a 2014 buy-back of 38,000 post-split shares of Common Stock for cash and a 2017 buy-back of 3,777,000 shares of Common Stock in exchange for $5,000 note payable and $200 related party payable.

Note 6 - Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Pursuant to FASB ASC Topic 740, when it is more likely than not that a tax asset cannot be realized through future income, the Company must provide an allowance for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period. The Company records estimated losses from interest and penalties arising from taxes remitted late as well as unrecognized tax benefits as they are incurred as general and administrative expenses. The Company did not have accrued interest or penalties related to income taxes as of December 31, 2022 or 2021. The Company has not filed its 2022 and 2021 tax returns as of the date of this filing.

The sources and tax effects of the temporary differences for the periods presented are as follows (rounded to the nearest thousand):

	December 31, 2022	December 31, 2021
Net operating loss carry forward	$6,123,000	$4,970,000
Applicable Canadian Federal and Provincial tax rates	26.5%	26.5%
Deferred tax asset related to net operating losses	1,623,000	1,317,000
Deferred tax asset relating to debt discounts and derivative liability (at 26.5%)	-	-
Valuation allowance	(1,623,000)	(1,137,000)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the United States federal statutory rate of 21% and 35% to the income tax recorded is as follows:

	December 31, 2022 (21%)	December 31, 2021 (21%)
Tax benefit at United States Federal statutory rate	$242,000	$510,000
Differences in U.S. and Canadian tax rates on provision	161,000	136,000
Increase in valuation allowance	(403,000)	(374,000)
Income tax provision	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2022 or 2021, or since inception.

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

Note 7 - Related Party Transactions

No compensation was incurred for the services of the Company’s directors or executives during the years ended December 31, 2022 and 2021.

As of December 31, 2022 and December 31, 2021, the Company had outstanding amounts payable to related parties of $57,817 and $60,017. The obligations are unsecured, non-interest bearing, due on demand and payable in Canadian dollars, with the change in the liability from December 31, 2022 to December 31, 2021 attributable to the change in the exchange rate for U.S. and Canadian dollars.

During the year ended December 31, 2019, the Company also made payments for services rendered by related parties totaling $25,000, resulting in balances owed for such services of $15,000 as of December 31, 2021 and 2020.

The Company has a note payable to a related party as settlement for consulting services. The note carries interest of 9% compounded annually and is due on demand. As of December 31, 2022 and December 31, 2021, $81,500 of principal and $56,210 and $47,067of accrued interest was due, respectively.

Note 8 – Concentrations

During the years ended December 31, 2022 and 2021, no single customer accounted for more than 10% of total revenue for the respective periods. As of December 31, 2022 and 2021, no customer had an outstanding accounts receivable balance that was 10% of our total accounts receivable at that time.

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

On August 16, 2023, John Wilkes resigned as our sole officer and director and we appointed Drew Reid as his successor.

