Form 10-Q
period 2023-03-31
DLT Resolution Inc.
filed 2024-04-09
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 8, 2024, 25,314,561 shares of the registrant’s Common Stock, $0.001 par value, were issued and 21,499,561 were outstanding.

FORM 10-Q

QUARTER ENDED MARCH 31, 2023

Item 1: Financial Statements.

DLT RESOLUTION, INC

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$3,612	$11,885
Accounts receivable, net of allowance for doubtful accounts of $34,925 at March 31, 2023 and $0 at December 31, 2022	25,289	57,631
Total current assets	28,901	69,516

Intangible assets, net of accumulated amortization	124,418	139,848
Assets from discontinued operations	-	116,352
Total assets	$153,319	$325,716

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	$138,528	$211,218
Accounts payable, related party	15,000	15,000
Interest payable, related party	58,039	56,210
Related party payables	56,747	57,817
Notes payables, related party	81,500	81,500
Notes payable, current portion	29,575	29,560
Liabilities from discontinued operations	-	746,365

Total current liabilities	379,389	1,197,670

Notes payable, net of current portion	5,000	5,000
Total liabilities	384,389	1,202,670

Stockholders’ (deficit) equity
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; 0 issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; 64,000 issued and outstanding at March 31, 2023 and December 31, 2022	64,000	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 27,314,561 issued; 23,499,561 outstanding at March 31, 2023 and December 31, 2022	27,315	27,315
Common stock subscribed	14,000	14,000
Additional paid-in capital	6,946,198	6,946,198
Other comprehensive (loss) income	483,403	555,810
Treasury stock, 3,815,000 shares as of March 31, 2023 and December 31, 2022, at cost	(5,300)	(5,300)
Accumulated deficit	(7,760,685)	(8,478,977)
Total stockholders’ (deficit) equity	(231,069)	(876,954)

Total liabilities and stockholders’ (deficit) equity	$153,320	$325,716

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three Months ended March 31,
	2023	2022
Revenue	$46,529	$56,156
Cost of revenue and operating expenses
Cost of revenue	21,837	37,376
General and administrative	13,336	49,287
Depreciation and amortization	15,500	16,730
Professional fees	2,200	5,116
Total operating expenses	52,873	108,509

Loss from operations	(6,614)	(52,353)
Other income (expense)
Other income	726,735	-
Foreign exchange loss	-	(2)
Interest expense	(1,829)	(3,657)
Total other expense	724,906	(3,659)

Net loss from continuing operations	$718,292	$(56,012)

Gain (loss) from discontinued operations	$-	$(936,520)

Net income (loss)	$718,292	$(992,532)

Income (loss) per common share, basic and diluted	$0.03	$(0.04)

Weighted average shares outstanding, basic and diluted	23,499,561	26,926,287

See accompanying notes to unaudited condensed consolidated financial statements.

4

DLT RESOLUTION, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$718,292	$(992,532)

Other comprehensive (loss) income
	-	-
Foreign currency translation adjustment	(72,407)	482,351
Total other comprehensive (loss) income	(72,407)	482,351

Comprehensive income (loss)	$645,885	$(510,181)

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

Three Months Ended March 31, 2023

	Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Treasury	Other Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Subscribed	Capital	Stock	income	Deficit	Interest	Total
Balance, December 31, 2022	64,000	$64,000	27,314,561	$27,315	$14,000	$6,946,198	$(5,300)	$555,810	$(8,478,977)	-	$(876,954)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(72,407)	-	-	(72,407)

Net income	-	-	-	-	-	-		-	718,292	-	718,292

Balance, March 31, 2023	64,000	$64,000	27,314,561	$27,315	$14,000	$6,946,198	$(5,300)	$483,403	$(7,760,685)	-	$(231,069)

Three Monts Ended March 31, 2022

Balance, December 31, 2021	64,000	$64,000	26,926,287	$26,926	$14,000	$6,762,010	$(5,300)	$(182,345)	$(6,548,815)	-	$130,476

Loss on investment in Union Strategies Inc.									(555,732)		(555,732)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(482,351)	-	-	(482,351)

Net loss	-	-	-	-	-	-	-	-	(992,532)		(992,532)

Balance, March 31, 2022	64,000	$64,000	26,926,287	$26,926	$14,000	$6,762,010	$(5,300)	$(300,006)	$(8,097,079)	-	$(935,437)

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Cash flows from operating activities
Net income (loss)	$718,292	$(56,012)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	15,500	16,730
Bad debt expense	-	35,000
Changes in operating assets and liabilities
Accounts receivable	(18,457)	(9,657)
Interest payable, related party	1,829	3,657
Accounts payable and accrued liabilities	(1,298)	7,401
Repayments to related parties	(1,039)	(21,196)
Net cash used in operating activities	(11,908)	(24,077)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from bank overdrafts	-	-
Proceeds from sales of common stock		-
Net cash provided by financing activities		-

Net change in cash	(11,908)	(24,077)
Effect of exchange rate on cash	3,897	(1,508)
Cash at beginning of period	11,623	29,783
Cash at end of period	$3,612	$4,198

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

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

Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2023 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K as filed with the SEC on March 13, 2023.

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

At March 31, 2023, there were no uncertain tax positions that require accrual.

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

As of March 31, 2023 and December 31, 2022, the Company had 64,000 shares of Series B Convertible Preferred Stock issued and outstanding, which were convertible into 12,800 shares of the Company’s Common Stock.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of 0.739372 and 0.738989 in effect at the balance sheet dates of March 31, 2023 and December 31, 2022, respectively. Unaudited condensed consolidated statements of operations amounts have been translated using the weighted average exchange rates of 0.705135 for the three months ended March 31, 2023 and 0.777177 for the three months ended March 31, 2022. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). Foreign currency transaction losses recognized for the three-month periods ended March 31, 2023 and 2022 were $0 and ($2), respectively.

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

Note 2 – Discontinued Operations

The Company suspended the operations of Union Strategies, Inc. in 2022 and recognizes its activities as discontinued operations within the accompanying unaudited condensed consolidated financial statements.  All assets are written off and included in the loss from discontinued operations. In 2023, the Company sold its 100% ownership of USI to a third party for a nominal payment and the acquirer assumed all of USI’s liabilities on a nonrecourse basis.

On March 15, 2023, the Company sold its 100% ownership of DLT Data Services Inc. to a third party for a nominal purchase price and has recognized its activities as discontinued operations within the accompanying unaudited condensed consolidated financial statements.

Note 3 – Intangible Assets

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of March 31, 2023 and December 31, 2022, identifiable intangibles were as follows:

	March 31, 2023	December 31, 2022

Developed technology	$299,445	$299,291
Customer relationships	96,118	96,069
Domain and trade name	3,697	3,695
Non-compete	34,750	34,732
Accumulated amortization	(309,592)	(293,939)
Total intangible assets, net	$124,418	$139,848

Expected future amortization expense related to identifiable intangibles based on our carrying amount as of March 31, 2023 for the following five years is as follows (in thousands):

For the Twelve Months ended March 31,
2024	$62,000
2025	62,000
2026	418
2027	-
2028	-
Thereafter	-
$124,418

Note 4 – Notes Payable

On August 1, 2017, the Company issued a non-interest bearing $5,000 note payable due on July 1, 2019 to a third party in exchange for Company Common Stock held by the third party. As of March 31, 2023, the note is unpaid.

Note 5 – Stockholders’ Equity

Common stock subscribed

The Company sold a subscription to purchase 14,000 shares of its Common Stock for $14,000 on April 24, 2020. To date, the shares have not been issued to the purchaser.

Note 6 – Related Party Transactions

The Company paid $2,375 and $0 for the services of the Company’s directors or executives during the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, the Company had outstanding amounts payable to related parties of $56,747 and $57,817. The obligations are unsecured, non-interest bearing, due on demand and payable in Canadian dollars, with the change in the liability from December 31, 2022 to March 31, 2023 is attributable to the change in the exchange rate for U.S. and Canadian dollars.

The Company has a note payable to a related party as settlement for consulting services. The note carries interest of 9% compounded annually and is due on demand. As of March 31, 2023 and December 31, 2022, $81,500 of principal and $58,039 and $56,210, of accrued interest was due, respectively.

Note 7 – Concentrations

During the three-month periods ended March 31, 2023 and 2022, no single customer accounted for more than 10% of total revenue for the respective periods. As of March 31, 2023 and December 31, 2022, no customer had an outstanding accounts receivable balance that was 10% of our total accounts receivable at that time.

Note 8 – Commitments and Contingencies

A Canadian subsidiary of the Company incurs employer payroll taxes and withholds payroll taxes from employee compensation and is required to remit the funds to Canadian government authorities on a timely basis. The subsidiary has not remitted the payroll taxes and carries the obligation as a current liability. The subsidiary intends to remit the funds as soon as it has the financial ability. The government authorities may assess penalties and interest on the subsidiary. No provision on the balance sheet is carried for the possible assessment. Management estimates that the amount of a potential assessment would not be material to the financial statements as of March 31, 2023 and the three months then ended.

The Company charges and collects Canadian federal and provincial sales taxes known as harmonized sales tax or HST and is required to remit the funds to Canadian government authorities on a timely basis. The subsidiary has not remitted the HST taxes and carries the obligation as a current liability. The subsidiary intends to remit the funds as soon as it has the financial ability. The government authorities may assess penalties and interest on the subsidiary. No provision on the balance sheet is carried for the possible assessment. Management estimates that the amount of a potential assessment would not be material to the financial statements as of March 31, 2023 and the three months then ended.

Note 9 – Subsequent events

In April 2023, the Company acquired DLT Telecom, Inc., a newly formed Canadian corporation, for a nominal amount. The Company will use DLT Telecom, Inc. as the successor entity for its operations that were conducted by DLT Resolution Corp.

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

In April 2023, the Company acquired DLT Telecom, Inc., a newly formed Canadian corporation, for a nominal amount. The Company will use DLT Telecom, Inc. as the successor entity for its operations that were conducted by DLT Resolution Corp.

Revenues

Revenues for the three months ended March 31, 2023 and 2022 were $46,259 and $56,156, respectively. The decrease resulted primarily from our operating company having fewer customers and less revenue per customer in the three months ended March 31, 2023.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2023 and 2022 were $21,837 and $37,376, respectively. The dollar decrease resulted primarily from the reduction in revenue and costs corresponding to that reduced revenue.

General and Administrative

General and administrative expense, excluding professional fees, was $13,336 and $49,287 for the three months ended March 31, 2023 and 2022, respectively.

Professional Fees

Professional fees were $2,200 and $5,516 for the three months ended March 31, 2023 and 2022, respectively.

Depreciation and Amortization

Depreciation and amortization expense was $15,500 and $16,730 for the three months ended March 31, 2023 and 2022, respectively.

Other Expense

The Company had net other income of $726,735 for the three months ended March 31, 2023 and other expense of $3,659 for the three months ended March 31, 2022.  In the three months ended March 31, 2023, the Company sold Union Strategies, Inc. and DLT Data Services Inc. and recognized a $726,735 gain on the sales.

Net Loss

The Company had net income of $718,292 for the three months ended March 31, 2023 and a net loss of $992,532 for the three months ended March 31, 2022. The decrease in net loss in the current year primarily resulted from the $726,735 gain from sales of Union Strategies, Inc. and DLT Resolution Corp. loss and a $0 loss from discontinued operations in the three months ended March 31, 2023 as compared to $936,520 for the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had total current assets of $28,901 and current liabilities of $379,389 creating a working capital deficit of $350,488. As of December 31, 2022, we had $11,885 of cash on hand and total liabilities of $1,202,670. We must secure additional funds in order to continue our business.

Net cash used in operating activities was $12,625 during the three months ended March 31, 2023 compared to $24,077 for the same period in 2022 with the decrease primarily attributed to the decrease in the loss from continuing operations for the comparable three-month periods.

No cash was used in investing activities during the three months ended March 31, 2023 and 2022.

During the three months ended March 31, 2023, the Company provided no cash from financing activities. During the three months ended March 31, 2022, the Company generated $11,817 of cash from financing activities by over drafting its bank account.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In assessing the effectiveness of our internal control over financial reporting as of December 31, 2022, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, management concluded that our internal control over financial reporting as of March 31, 2023 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of March 31, 2023, the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

•

Representative with Financial Expertise — For the three months ending March 31, 2023, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

There have been no changes in our internal control over financial reporting that occurred during the  three months ended March 31, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required under Regulation S-K for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

DLT Resolution, Inc.

By:	/s/ Drew Reid	/s/ Drew Reid
	Drew Reid	Drew Reid
	President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)	(Principal Financial Officer)

	April 8, 2024	April 8, 2024

