Form 10-Q
period 2023-06-30
DLT Resolution Inc.
filed 2024-05-06
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of May 3, 2024, 44,203,211 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

FORM 10-Q

QUARTER ENDED JUNE 30, 2023

Item 1: Financial Statements.

DLT RESOLUTION, INC

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$13,913	$11,885
Accounts receivable, net of allowance for doubtful accounts of $34,925 at June 30, 2023 and $0 at June 30, 2023	20,303	57,631
Total current assets	34,216	69,516

Intangible assets, net of accumulated amortization	111,331	139,848
Assets from discontinued operations	-	116,352
Total assets	$145,547	$325,716

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	$139,088	$211,218
Accounts payable, related party	15,907	15,000
Interest payable, related party	59,868	56,210
Related party payables	56,747	57,817
Notes payables, related party	81,500	81,500
Notes payable, current portion	30,230	29,560
Liabilities from discontinued operations	-	746,365

Total current liabilities	384,140	1,197,670

Notes payable, net of current portion	5,000	5,000
Total liabilities	389,140	1,202,670

Stockholders’ deficit
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; 0 issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; 64,000 issued and outstanding at June 30, 2023 and December 31, 2022	64,000	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 27,314,561 issued; 23,499,561 outstanding at June 30, 2023 and December 31, 2022	27,315	27,315
Common stock subscribed	14,000	14,000
Additional paid-in capital	6,946,198	6,946,198
Other comprehensive income	400,167	555,810
Treasury stock, 3,815,000 shares as of June 30, 2023 and December 31, 2022, at cost	(5,300)	(5,300)
Accumulated deficit	(7,689,973)	(8,478,977)
Total stockholders’ deficit	(243,593)	(876,954)

Total liabilities and stockholders’ deficit	$145,547	$325,716

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues	$26,381	$50,418	$72,910	$106,574
Cost of revenue and operating expenses
Cost of revenue	11,601	37,833	33,438	75,259
General and administrative	9,874	99,349	25,410	153,752
Depreciation and amortization	16,188	15,991	31,688	32,721
Total operating expenses	37,663	153,223	90,536	261,732
Loss from operations	(11,282)	(102,805)	(17,626)	(155,158)

Other income (expenses)
Foreign exchange gain (loss)	(121)	16	(121)	14
Loss on disposition of assets	—	—	810,408	—
Interest expense	(1,828)	(5,237)	(3,657)	(8,894)
Total other income (expense)	(1,949)	(5,221)	806,630	(8,880)

(Loss) income from continuing operations	(13,231)	(108,026)	789,004	(164,038)

Income (loss) from discontinued operations	—	(23,389)	—	(959,909)

Net (loss) income	$(13,231)	$(131,415)	789,004	(1,123,947)

Net (loss) income per share-basic and diluted	$(0.00)	$(0.00)	0.03	(0.04)

Average number of shares of common stock outstanding	23,499,561	27,116,599	23,499,561	27,021,721

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(13,231)	$(131,415)	$789,004	$(1,123,947)

Other comprehensive loss
Foreign currency translation adjustment	(83,326)	100,513	(155,643)	582,864
Total other comprehensive loss	(83,326)	100,513	(155,643)	582,864

Comprehensive loss	$(94,467)	$(30,902)	$(633,361)	$(541,083)

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

Six Months Ended June 30, 2023

	Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Treasury	Other Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Subscribed	Capital	Stock	Income	Deficit	Interest	Total
Balance, January 1, 2023	64,000	$64,000	27,314,561	$27,315	$14,000	$6,946,198	$(5,300)	$555,810	$(8,478,977)	-	$(876,954)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(155,643)	-	-	(155,643)

Net income	-	-	-	-	-	-		-	789,004	-	789,004

Balance, June 30, 2023	64,000	$64,000	27,314,561	$27,315	$14,000	$6,946,198	$(5,300)	$400,167	$(7,689,973)	-	$(243,593)

Six Months Ended June 30, 2022

	Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Treasury	Other Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Subscribed	Capital	Stock	Income	Deficit	Interest	Total
Balance, January 1, 2022	64,000	$64,000	26,926,287	$26,926	$14,000	$6,762,010	$(5,300)	$(182,345)	$(6,548,815)	-	$130,476

Sales of Common Stock	-	-	388,274	389	-	184,188	-	-	-	-	184,577

Loss on investment in Union Strategies Inc.									(641,884)		(641,884)

Foreign currency translation adjustment	-	-	-	-	-	-	-	582,864	-	-	582,864

Net loss	-	-	-	-	-	-	-	-	(1,123,947)		(1,123,947)

Balance, June 30, 2022	64,000	$64,000	26,926,287	$27,315	$14,000	$6,946,198	$(5,300)	$400,519	$(8,314,616)	-	$(867,914)

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Cash flows from operating activities
Net income (loss)	$789,004	$(164,038)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	31,688	32,721
Bad debt expense	-	35,144
Changes in operating assets and liabilities
Accounts receivable	(13,327)	(27,999)
Interest payable, related party	3,657	5,486
Accounts payable and accrued liabilities	(2,966)	9,269
Repayments to related parties	2,134	(60,930)
Net cash used in operating activities	(218)	(170,346)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from bank overdrafts	-	-
Proceeds from sales of common stock		184,577
Net cash provided by financing activities		184,577

Net change in cash	(218)	14,231
Effect of exchange rate on cash	2,246	4,703
Cash at beginning of period	11,885	29,782
Cash at end of period	$13,913	$48,716

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

In April 2023, the Company acquired DLT Telecom, Inc., a newly formed Canadian corporation, for a nominal amount. The Company uses DLT Telecom, Inc. as the successor entity for its operations that were conducted by DLT Resolution Corp.

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

Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2023 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K as filed with the SEC on March 13, 2023.

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

At June 30, 2023, there were no uncertain tax positions that require accrual.

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

As of June 30, 2023 and December 31, 2022, the Company had 0 shares of Series B Convertible Preferred Stock issued and outstanding, which were previously convertible into 12,800 shares of the Company’s Common Stock.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of 0.755744 and 0.73 in effect at the balance sheet dates of June 30, 2023, and December 31, 2022, respectively. Unaudited condensed consolidated statements of operations amounts have been translated using the weighted average exchange rates of 0.724603 for the six months ended June 30, 2023, and 0.776940 for the six months ended June 30, 2022. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). Foreign currency transaction losses recognized for the six-month periods ended June 30, 2023 and 2022 were ($121) and $14, respectively.

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

Note 3 – Intangible Assets

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of June 30, 2023 and December, 2022, identifiable intangibles were as follows:

	June 30, 2023	December 31, 2022

Developed technology	$306,076	$299,291
Customer relationships	98,247	96,069
Domain and trade name	3,779	3,695
Non-compete	35,520	34,732
Accumulated amortization	(332,291)	(293,939)
Total intangible assets, net	$111,331	$139,848

Expected future amortization expense related to identifiable intangibles based on our carrying amount as of June 30, 2023 for the following five years is as follows (in thousands):

For the Twelve Months ended June 30,
2024	$62,000
2025	49,331
2026	-
2027	-
2028	-
Thereafter	-
$111,331

Note 4 – Notes Payable

On August 1, 2017, the Company issued a non-interest bearing $5,000 note payable due on July 1, 2019 to a third party in exchange for Company Common Stock held by the third party. As of June 30, 2023, the note is unpaid.

Note 5 – Stockholders’ Equity

Common stock subscribed

The Company sold a subscription to purchase 14,000 shares of its Common Stock for $14,000 on April 24, 2020. To date, the shares have not been issued to the purchaser.

Note 6 – Related Party Transactions

The Company paid $10,849 and $0 for the services of the Company’s directors or executives during the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023 and December 31, 2022, the Company had outstanding amounts payable to related parties of $565,747 and $57,817. The obligations are unsecured, non-interest bearing, due on demand and payable in Canadian dollars, with the change in the liability from December 31, 2022 to June 30, 2023 is attributable to the change in the exchange rate for U.S. and Canadian dollars.

The Company has a note payable to a related party as settlement for consulting services. The note carries interest of 9% compounded annually and is due on demand. As of June 30, 2023 and December 31, 2023, $81,500 of principal and $59,868 and $56,210, of accrued interest was due, respectively.

Note 7 – Concentrations

During the six-month periods ended June 30, 2023 and June 30, 2022, no single customer accounted for more than 10% of total revenue for the respective periods. As of June 30, 2023 and December 31, 2022, no customer had an outstanding accounts receivable balance that was 10% of our total accounts receivable at that time.

Note 8 – Commitments and Contingencies

A Canadian subsidiary of the Company incurs employer payroll taxes and withholds payroll taxes from employee compensation and is required to remit the funds to Canadian government authorities on a timely basis. The subsidiary has not remitted the payroll taxes and carries the obligation as a current liability. The subsidiary intends to remit the funds as soon as it has the financial ability. The government authorities may assess penalties and interest on the subsidiary and has garnished amounts from the DLT Resolution Corp. bank account. No provision on the balance sheet is carried for the possible assessment of penalties and interest. Management estimates that the amount of a potential assessment would not be material to the financial statements as of June 30, 2023 and the six months then ended.

The Company charges and collects Canadian federal and provincial sales taxes known as harmonized sales tax or HST and is required to remit the funds to Canadian government authorities on a timely basis. The subsidiary has not remitted the HST taxes and carries the obligation as a current liability. The subsidiary intends to remit the funds as soon as it has the financial ability. The government authorities may assess penalties and interest on the subsidiary. No provision on the balance sheet is carried for the possible assessment. Management estimates that the amount of a potential assessment would not be material to the financial statements as of June 30, 2023 and the six months then ended.

Note 9 – Subsequent events

From July 10, 2023 to February 28, 2024, the Company accepted private placement subscriptions from accredited investors to purchase 3,878,752 shares of restricted Common Stock.

On August 15, 2023, the Company converted $73,000 in liabilities into 292,000 shares of restricted Common Stock at a conversion price of $0.25 per share.

The Company issued 2,500,000 shares of Common Stock for services in connection with an employment agreement dated November 1, 2023.

On February 14, 2024, the Company acquired 19.9% of the issued and outstanding capital of Ciscom Corp. (“Ciscom”), an Ontario Canada based holding company, in exchange for 10,261,214 newly issued shares of Company Common Stock. Ciscom manages two entities in the information and communication technology (“ICT”) sector and primarily focuses on acquiring substantial small and medium sized profitable enterprises. On March 2, 2024, the Company issued 11,421,401 shares of Common Stock to acquire an additional 22.15% of Ciscom and become its largest shareholder.

On March 11, 2024, the Company entered into a purchase agreement with Global Motor Trade LLC, Global Motor Trade International LLC, SJ Auto Trade LLC, WEC International LLC. and the beneficial owners of each entity, collectively referred to as GMTI. GMTI, based in the United States, specializes in international wholesale distribution and sale of vehicles, vehicle parts and equipment, and machinery and equipment, with a primary focus on United States, Canada, Mexico, Southeast Asia, China, Europe, Dubai, and Africa. The Company paid the purchase price by issuing 6,020,000 shares of Common Stock valued at the current market value at that time, transferring to GMTI all of the Company-owned shares of Ciscom and any pledge to transfer new shares issued to the Company’s Chief Executive Officer up through May 31, 2024, or by closing.

On March 13, 2024, the Company appointed Charles Brofman as Director, General Counsel and Secretary.

On April 9, 2024, the Company sold its 100% ownership of DLT Resolution Corp. to a third party for a nominal purchase price and the acquirer assumed all DLT Resolution Corp’s liabilities on a nonrecourse basis.

In April 2024, the Company issued 5,000,000 shares of its Common Stock as compensation for services performed by the Company’s chief executive officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation. Shareholders’ Equity General.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, and projections about DLT Resolutions’ industry, management’s beliefs, and certain assumptions made by management. Forward-looking statements include our expectations regarding product, services, and maintenance revenue, annual savings associated with the organizational changes effected in prior years, and short- and long-term cash needs. In some cases, words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “estimates,” variations of these words, and similar expressions are intended to identify forward-looking statements. The statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any forward-looking statements. Risks and uncertainties of our business include those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 13, 2023, under “Item 1A. Risk Factors” as well as additional risks described in this Form 10-Q. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

In April 2023, the Company formed DLT Telecom, Inc., a Canadian corporation. The Company is using DLT Telecom, Inc. as the successor entity for its operations that were conducted by DLT Resolution Corp.

From July 10, 2023 to February 28, 2024, the Company accepted private placement subscriptions from accredited investors to purchase 3,878,752 shares of restricted Common Stock.

On August 15, 2023, the Company converted $73,000 in liabilities into 292,000 shares of restricted Common Stock at a conversion price of $0.25 per share.

The Company issued 2,500,000 shares of Common Stock for services in connection with an employment agreement dated November 1, 2023.

On February 14, 2024, the Company acquired 19.9% of the issued and outstanding capital of Ciscom Corp. (“Ciscom”), an Ontario Canada based holding company, in exchange for 10,261,214 newly issued shares of Company Common Stock. Ciscom manages two entities in the information and communication technology (“ICT”) sector and primarily focuses on acquiring substantial small and medium sized profitable enterprises. On March 2, 2024, the Company issued 11,421,401 shares of Common Stock to acquire an additional 22.15% of Ciscom and become its largest shareholder.

On March 11, 2024, the Company entered into a purchase agreement with Global Motor Trade LLC, Global Motor Trade International LLC, SJ Auto Trade LLC, WEC International LLC. and the beneficial owners of each entity, collectively referred to as GMTI. GMTI, based in the United States, specializes in international wholesale distribution and sale of vehicles, vehicle parts and equipment, and machinery and equipment, with a primary focus on United States, Canada, Mexico, Southeast Asia, China, Europe, Dubai, and Africa. The Company paid the purchase price by issuing 6,020,000 shares of Common Stock valued at the current market value at that time, transferring to GMTI all of the Company-owned shares of Ciscom and any pledge to transfer new shares issued to the Company’s Chief Executive Officer up through May 31, 2024, or by closing.

On March 13, 2024, the Company appointed Charles Brofman as Director, General Counsel and Secretary.

On April 9, 2024, the Company sold its 100% ownership of DLT Resolution Corp. to a third party for a nominal purchase price and the acquirer assumed all DLT Resolution Corp’s liabilities on a nonrecourse basis.

In April 2024, the Company issued 5,000,000 shares of its Common Stock as compensation for services performed by the Company’s chief executive officer.

Revenues

Revenues for the three months ended June 30, 2023 and 2022 were $26,381 and $50,418, respectively. The decrease resulted primarily from our operating company having fewer customers and less revenue per customer in the three months ended June 30, 2023.

Revenues for the six months ended June 30, 2023 and 2022 were $72,910 and $106,574, respectively. The decrease resulted primarily from our operating company having fewer customers and less revenue per customer in the six months ended June 30, 2023.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2023 and 2022 were $11,601 and $37,883, respectively. The dollar decrease resulted primarily from the reduction in revenue and costs corresponding to that reduced revenue.

Cost of revenue for the six months ended June 30, 2023 and 2022 were $33,438 and $75,259, respectively. The dollar decrease resulted primarily from the reduction in revenue and costs corresponding to that reduced revenue.

General and Administrative

General and administrative expense was $9,874 and $99,349 for the three months ended June 30, 2023 and 2022, respectively.  The decrease is primarily due to a $72,336 decrease in professional fees.

General and administrative expense was $25,410 and $153,752 for the six months ended June 30, 2023 and 2022, respectively.  The decrease is primarily due to a $75,252 decrease in professional fees.

Depreciation and Amortization

Depreciation and amortization expense was $16,188 and $15,991 for the three months June 30, 2023 and 2022, respectively.

Depreciation and amortization expense was $31,688 and $32,721 for the six months June 30, 2023 and 2022, respectively.

Other Expense

The Company had net other expense of $1,949 and $5,221 for the three months ended June 30, 2023 and 2022.

The Company had net other income of $806,630 for the six months ended June 30, 2023 and other expense of $8,880 for the six months ended June 30, 2022.  In the six months ended June 30, 2023, the Company sold Union Strategies, Inc. and DLT Data Services Inc. and recognized a $726,735 gain on the sales.

Discontinued Operations

The Company had a loss from discontinued operations of $0 and $23,389 for the three-month periods ended June 30, 2023 and 2022, respectively.  USI and DLT Data did not operate in 2024 and incurred no losses.

The Company had a loss from discontinued operations of $0 and $959,909 for the six-month periods ended June 30, 2023 and 2022, respectively.  USI and DLT Data did not operate in 2024 and incurred no losses.

Net Loss

The Company had net losses for the three-month periods ended June 30, 2023 and 2022 of $13,321 and $131,415, respectively. The decrease is primarily due to a $72,336 decrease in professional fees and a $22,389 decrease in the loss from discontinued operations.

The Company had net income of $789,004 for the six months ended June 30, 2023, and a net loss of $1,123,947 for the six months ended June 30, 2022. The decrease in net loss in the current year primarily resulted from the $726,735 gain from sales of Union Strategies, Inc. and DLT Resolution Corp. loss and a $0 loss from discontinued operations in the six months ended June 30, 2023, as compared to $959,909 for the six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had total current assets of $34,216 and current liabilities of $384,140 creating a working capital deficit of $349,924. As of December 31, 2022, we had $13,913 of cash on hand and total liabilities of $1,202,670. We must secure additional funds to continue our business.

Net cash used in operating activities was $218 during the six months ended June 30, 2023, compared to $170,346 for the same period in 2022 with the decrease primarily attributed to the decrease in the loss from continuing operations for the comparable six-month periods.

No cash was used in investing activities during the six-month periods ended June 30, 2023 and 2022.

During the six months ended June 30, 2023, the Company provided no cash from financing activities. During the six months ended June 30, 2022, the Company generated $184,577 of cash from financing activities by selling shares of Common Stock.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In assessing the effectiveness of our internal control over financial reporting as of December 31, 2022, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, management concluded that our internal control over financial reporting as of June 30, 2023 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of June 30, 2023, the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

•

Representative with Financial Expertise — For the six months ending June 30, 2023, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

DLT Resolution, Inc.

By:	/s/ Drew Reid	/s/ Drew Reid
	Drew Reid	Drew Reid
	President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)	(Principal Financial Officer)

	May 3, 2024	May 3, 2024

