Form 10-Q
period 2023-09-30
DLT Resolution Inc.
filed 2024-07-16
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of July 16, 2024, 44,203,211 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2023

Item 1: Financial Statements.

DLT RESOLUTION, INC

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$194	$11,885
Accounts receivable, net of allowance for doubtful accounts of $34,925 at September 30, 2023 and $0 at December 31, 2022	20,013	57,631
Other receivable	192,410	-
Total current assets	212,617	69,516

Intangible assets, net of accumulated amortization	93,349	139,848
Assets from discontinued operations	-	116,352
Total assets	$305,966	$325,716

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$144,172	$211,218
Accounts payable, related party	15,887	15,000
Interest payable, related party	61,697	56,210
Related party payables	28,986	57,817
Notes payables, related party	81,500	81,500
Notes payable, current portion	29,553	29,560
Liabilities from discontinued operations	-	746,365

Total current liabilities	361,795	1,197,670

Notes payable, net of current portion	5,000	5,000
Total liabilities	366,795	1,202,670

Stockholders’ deficit
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; 0 issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; 64,000 issued and outstanding at September 30, 2023 and December 31, 2022	64,000	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 27,314,561 issued; 23,499,561 outstanding at September 30, 2023 and December 31, 2022	27,315	27,315
Common stock subscribed	206,410	14,000
Additional paid-in capital	6,946,198	6,946,198
Other comprehensive income	363,097	555,810
Treasury stock, 3,815,000 shares as of September 30, 2023 and December 31, 2022, at cost	(5,300)	(5,300)
Accumulated deficit	(7,662,549)	(8,478,977)
Total stockholders’ deficit	(60,829)	(876,954)

Total liabilities and stockholders’ deficit	$305,966	$325,716

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenues	$34,113	$61,474	$107,023	$168,048
Cost of revenue and operating expenses
Cost of revenue	30,628	40,109	64,066	115,368
General and administrative	4,404	17,926	29,814	171,678
Depreciation and amortization	14,779	16,052	46,467	48,773
Total operating expenses	49,811	74,087	140,347	335,819
Loss from operations	(15,698)	(12,613)	(33,324)	(167,771)

Other income (expense)
Foreign exchange gain (loss)	9,802	8	9,681	22
Gain on disposition of assets	35,149	—	845,557	—
Interest expense	(1,829)	(1,829)	(5,486)	(10,723)
Total other income (expense)	43,122	(1,821)	849,752	(10,701)

Income (loss) from continuing operations	27,424	(14,434)	816,428	(178,472)

Income (loss) from discontinued operations	—	(4,993)	—	(964,902)

Net income (loss)	$27,424	$(19,427)	816,428	(1,143,374)

Net (loss) income per share-basic and diluted	$0.00	$(0.00)	0.03	(0.04)

Average number of shares of common stock outstanding	27,314,561	27,314,561	27,314,561	27,006,353

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net (loss) income	$27,424	$(19,427)	$816,428	$(1,143,374)

Other comprehensive income (loss)
Foreign currency translation adjustment	(37,070)	325,970	(192,713)	808,321
Total other comprehensive income (loss)	(37,070)	325,970	(192,713)	808,321

Comprehensive (loss) income	$(9,646)	$306,543	$623,715	$(335,053)

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit

Nine Months Ended September 30, 2023

	Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Treasury	Other Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Subscribed	Capital	Stock	Income	Deficit	Interest	Total
Balance, January 1, 2023	64,000	$64,000	27,314,561	$27,315	$14,000	$6,946,198	$(5,300)	$555,810	$(8,478,977)	-	$(876,954)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(192,713)	-	-	(192,713)

Sales of common stock subscriptions	-	-	-	-	192,410	-	-	-	-	-	192,410

Net income	-	-	-	-	-	-		-	816,428	-	816,428

Balance, September 30, 2023	64,000	$64,000	27,314,561	$27,315	$206,410	$6,946,198	$(5,300)	$363,097	$(7,662,549)	-	$(60,829)

Nine Months Ended September 30, 2022

	Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Treasury	Other Comprehensive	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Subscribed	Capital	Stock	Income	Deficit	Interest	Total
Balance, January 1, 2022	64,000	$64,000	26,926,287	$26,926	$14,000	$6,762,010	$(5,300)	$(182,345)	$(6,548,815)	-	$130,476

Sales of Common Stock	-	-	388,274	389	-	184,188	-	-	-	-	184,577

Loss on investment in Union Strategies Inc.									(818,982)		(818,982)

Foreign currency translation adjustment	-	-	-	-	-	-	-	808,321	-	-	808,321

Net loss	-	-	-	-	-	-	-	-	(1,143,374)		(1,143,374)

Balance, September 30, 2022	64,000	$64,000	27,314,561	$27,315	$14,000	$6,946,198	$(5,300)	$625,976	$(8,511,171)	-	$(838,982)

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Cash flows from operating activities
Income (loss) from continuing operations	$816,428	$(178,472)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on disposition of assets	(845,557)	-
Depreciation and amortization expense	46,467	48,773
Bad debt expense	-	34,925
Changes in operating assets and liabilities
Accounts receivable	(67,821)	(55,209)
Interest payable, related party	5,486	7,315
Accounts payable and accrued liabilities	7,190	18,180
Accounts payable, related parties	23,507	(76,521)
Net cash used in operating activities	(14,300)	(201,009)

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from sales of common stock	-	184,577
Net cash provided by financing activities	-	184,577

Net change in cash	(14,300)	(16,432)
Effect of exchange rate on cash	2,609	(3,936)
Cash at beginning of period	11,885	29,782
Cash at end of period	$194	$9,414

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash financing activities:
Common share subscription receivable	$192,410	$-
See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

Note 1 – Organization and Significant Accounting Policies

The Company was organized on January 17, 2007 (Date of Inception) under the laws of the State of Nevada, as DBL Senior Care, Inc. and subsequently changed its name to DLT Resolution Inc. on December 4, 2017.

DLT Resolution Inc. (“DLT”, the “Company”, “we” and “our”) operates in blockchain applications and telecommunications in Canada and the United States. The Company operates a Health Information Exchange providing the ability to request and retrieve medical information and records while meeting all of today’s security & compliance demands for HIPAA, PIPEDA and PHIPA.

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

Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and in conformity with the instructions to Form 10-Q and Article 8 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these condensed consolidated financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with US GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2023 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K as filed with the SEC on March 13, 2023.

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

At September 30, 2023, there were no uncertain tax positions that require accrual.

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

As of September 30, 2023 and December 31, 2022, the Company had 0 shares of Series A Convertible Preferred Stock issued and outstanding, which were previously convertible into 12,800 shares of the Company’s Common Stock.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of 0.755744 and 0.738989 in effect at the balance sheet dates of September 30, 2023, and December 31, 2022, respectively. Unaudited condensed consolidated statements of operations amounts have been translated using the weighted average exchange rates of 0.724603 for the nine months ended September 30, 2023, and 0.775500 for the nine months ended September 30, 2022. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). Foreign currency transaction gains (losses) recognized for the nine-month periods ended September 30, 2023 and 2022 were $9,681 and $22, respectively.

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

Note 2 – Discontinued Operations

The Company suspended the operations of Union Strategies, Inc. (“USI”) in 2022 and recognizes its activities as discontinued operations within the accompanying unaudited condensed consolidated financial statements.  All assets are written off and included in the loss from discontinued operations. In 2023, the Company sold its 100% ownership of USI to a third party for a nominal payment and the acquirer assumed all of USI’s liabilities on a nonrecourse basis.

On March 15, 2023, the Company sold its 100% ownership of DLT Data Services Inc. to a third party for a nominal purchase price and has recognized its activities as discontinued operations within the accompanying unaudited condensed consolidated financial statements.

Note 3 – Intangible Assets

We amortize identifiable intangible assets on a straight-line basis over their estimated useful lives. As of September 30, 2023 and December, 2022, identifiable intangibles were as follows:

	September 30, 2023	December 31, 2022

Developed technology	$299,224	$299,291
Customer relationships	96,047	96,069
Domain and trade name	3,694	3,695
Non-compete	34,725	34,732
Accumulated amortization	(340,341)	(293,939)
Total intangible assets, net	$93,349	$139,848

Expected future amortization expense related to identifiable intangibles based on our carrying amount as of September 30, 2023 for the following five years is as follows (in thousands):

For the Twelve Months ended September 30,
2024	$62,000
2025	31,349
$93,349

Note 4 – Notes Payable

On August 1, 2017, the Company issued a non-interest bearing $5,000 note payable due on July 1, 2019 to a third party in exchange for Company Common Stock held by the third party. As of September 30, 2023, the note is unpaid.

Note 5 – Stockholders’ Deficit

Common stock subscribed

During the nine months ended September 30, 2023, the Company sold subscriptions to purchase 4,878,503 shares for $192,410. The Company sold a subscription to purchase 14,000 shares of its Common Stock for $14,000 on April 24, 2020. To date, the shares have not been issued to the purchaser.

Note 6 – Related Party Transactions

In connection with the sales of stock subscriptions, the Company directed the proceeds to be deposited into DLT International, Inc., a Company controlled by the Company’s Chief Executive Officer, for the purposes of safekeeping.  The funds were used subsequent to September 30, 2023 to pay the Company’s operating expenses. In January 2024, DLT International, Inc. became a wholly-owned subsidiary of the Company.

The Company paid $23,949 and $0 for the services of the Company’s directors or executives during the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and, the Company had an outstanding payable to related parties of $28,986 compared to $57,817 at December 31, 2022. The obligations are unsecured, non-interest bearing, due on demand and payable in Canadian dollars.

The Company has a note payable to a related party as settlement for consulting services. The note carries interest of 9% compounded annually and is due on demand. As of September 30, 2023 and December 31, 2023, $81,500 of principal and $61,697 and $56,210, of accrued interest was due, respectively.

Note 7 – Concentrations

During the nine-month periods ended September 30, 2023 and September 30, 2022, no single customer accounted for more than 10% of total revenue for the respective periods. As of September 30, 2023 and December 31, 2022, no customer had an outstanding accounts receivable balance that was 10% of our total accounts receivable at that time.

Note 8 – Commitments and Contingencies

A Canadian subsidiary of the Company incurs employer payroll taxes and withholds payroll taxes from employee compensation and is required to remit the funds to Canadian government authorities on a timely basis. The subsidiary has not remitted the payroll taxes and carries the obligation as a current liability. The subsidiary intends to remit the funds as soon as it has the financial ability. The government authorities may assess penalties and interest on the subsidiary and has garnished amounts from the DLT Resolution Corp. bank account. No provision on the balance sheet is carried for the possible assessment of penalties and interest. Management estimates that the amount of a potential assessment would not be material to the financial statements as of September 30, 2023 and the nine months then ended.

The Company charges and collects Canadian federal and provincial sales taxes known as harmonized sales tax or HST and is required to remit the funds to Canadian government authorities on a timely basis. The subsidiary has not remitted the HST taxes and carries the obligation as a current liability. The subsidiary intends to remit the funds as soon as it has the financial ability. The government authorities may assess penalties and interest on the subsidiary. No provision on the balance sheet is carried for the possible assessment. Management estimates that the amount of a potential assessment would not be material to the financial statements as of September 30, 2023 and the nine months then ended.

Note 9 – Subsequent events

On December 21, 2023, the Company issued 2,166,667 shares of Common Stock in exchange for 64,000 shares Series B convertible Preferred Stock.

On January 1, 2024, the Company acquired 100% ownership of DLTI International Inc., an Ontario corporation that was owned by the Company’s Chief Executive Officer, for nominal consideration.

The Company issued 5,000,000 shares of Common Stock for services in connection with an employment agreement with the Company’s Chief Executive Officer and 2,500,000 shares in connection with a consulting agreement.

On March 11, 2024, the Company entered into a purchase agreement with Global Motor Trade LLC, Global Motor Trade International LLC, SJ Auto Trade LLC, WEC International LLC. and the beneficial owners of each entity, collectively referred to as GMTI. GMTI, based in the United States, specializes in international wholesale distribution and sale of vehicles, vehicle parts and equipment, and machinery and equipment, with a primary focus on United States, Canada, Mexico, Southeast Asia, China, Europe, Dubai, and Africa. The Company paid the purchase price by issuing 6,013,900 shares of Common Stock valued at the current market value at that time and any pledge to transfer new shares issued to the Company’s Chief Executive Officer up through May 31, 2024, or by closing.

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

Overview

DLT Resolution Inc. (“DLT”, the “Company”, “we” and “our”) operates in blockchain applications and telecommunications in Canada and the United States. The Company operates a Health Information Exchange providing the ability to request and retrieve medical information and records while meeting all of today’s security & compliance demands for HIPAA, PIPEDA and PHIPA.

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

On December 21, 2023, the Company issued 2,166,667 shares of Common Stock in exchange for 64,000 shares Series B convertible Preferred Stock.

On January 1, 2024, the Company acquired 100% ownership of DLTI International Inc., an Ontario corporation that was owned by the Company’s Chief Executive Officer, for nominal consideration.

On March 13, 2024, the Company appointed Charles Brofman as Director, General Counsel and Secretary.

On April 9, 2024, the Company sold its 100% ownership of DLT Resolution Corp. to a third party for a nominal purchase price and the acquirer assumed all DLT Resolution Corp’s liabilities on a nonrecourse basis.

In April 2024, the Company issued 5,000,000 shares of its Common Stock as compensation for services performed by the Company’s Chief Executive Officer and 2,500,000 shares of its Common Stock as compensation for services performed by a consultant.

Revenues

Revenues for the three months ended September 30, 2023 and 2022 were $34,113 and $61,474, respectively. The decrease resulted primarily from our operating company having fewer customers and less revenue per customer in the three months ended September 30, 2023.

Revenues for the nine months ended September 30, 2023 and 2022 were $107,023 and $168,048, respectively. The decrease resulted primarily from our operating company having fewer customers and less revenue per customer in the nine months ended September 30, 2023.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2023 and 2022 were $30,628 and $40,109, respectively. The dollar decrease resulted primarily from the reduction in revenue and costs corresponding to that reduced revenue.

Cost of revenue for the nine months ended September 30, 2023 and 2022 were $64,066 and $115,368, respectively. The dollar decrease resulted primarily from the reduction in revenue and costs corresponding to that reduced revenue.

General and Administrative

General and administrative expense was $4,404 and $17,926 for the three months ended September 30, 2023 and 2022, respectively.  The decrease is primarily due to a $72,336 decrease in professional fees.

General and administrative expense was $29,814 and $171,678 for the nine months ended September 30, 2023 and 2022, respectively.  The decrease is primarily due to a $75,252 decrease in professional fees.

Depreciation and Amortization

Depreciation and amortization expense was $14,779 and $16,052 for the three months September 30, 2023 and 2022, respectively.

Depreciation and amortization expense was $46,647 and $48,773 for the nine months September 30, 2023 and 2022, respectively.

Other Expense

The Company had net other income of $43,122 and net other expense of $1,821 for the three months ended September 30, 2023 and 2022.

The Company had net other income of $849,752 for the nine months ended September 30, 2023 and other expense of $10,701 for the nine months ended September 30, 2022.  In the nine months ended September 30, 2023, the Company sold Union Strategies, Inc. and DLT Data Services Inc. and recognized a $845,557 gain on the sales.

Discontinued Operations

The Company had a loss from discontinued operations of $0 and $4,993 for the three-month periods ended September 30, 2023 and 2022, respectively.  USI and DLT Data did not operate in 2024 and incurred no losses.

The Company had a loss from discontinued operations of $0 and $964,902 for the nine-month periods ended September 30, 2023 and 2022, respectively.  USI and DLT Data did not operate in 2024 and incurred no losses.

Net income (loss)

The Company had net income of $27,424 for the three-month period ended September 30, 2023 and a net loss of $19,427 for the three-month period ended September 30, 2022. The decrease in the net loss is primarily due to decreases in professional fees and the loss from discontinued operations.

The Company had net income of $816,428 for the nine months ended September 30, 2023, and a net loss of $1,143,374 for the nine months ended September 30, 2022. The decrease in net loss in the current year primarily resulted from the $845,557 gain from sales of Union Strategies, Inc. and DLT Resolution Corp. loss and a $0 loss from discontinued operations in the nine months ended September 30, 2023, as compared to $964,902 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had total current assets of $212,617 and current liabilities of $361,795 creating a working capital deficit of $149,178. As of December 31, 2022, we had $11,885 of cash on hand and total liabilities of $1,202,670. We must secure additional funds to continue our business.

Net cash used in operating activities was $14,300 during the nine months ended September 30, 2023, compared to net cash used of $201,009 for the same period in 2022 with the decrease primarily attributed to the decrease in the loss from continuing operations for the comparable nine-month periods.

No cash was used in investing activities during the nine-month periods ended September 30, 2023 and 2022.

During the nine months ended September 30, 2023, the Company provided no cash from financing activities. During the nine months ended September 30, 2022, the Company generated $184,577 of cash from financing activities by selling shares of Common Stock.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In assessing the effectiveness of our internal control over financial reporting as of December 31, 2022, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, management concluded that our internal control over financial reporting as of September 30, 2023 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of September 30, 2023, the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

•

Representative with Financial Expertise — For the nine months ending September 30, 2023, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

DLT Resolution, Inc.

By:	/s/ Drew Reid	/s/ Drew Reid
	Drew Reid	Drew Reid
	President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
	(Principal Executive Officer)	(Principal Financial Officer)

	July 16, 2024	July 16, 2024

