Form 10-K
period 2023-12-31
DLT Resolution Inc.
filed 2025-03-26
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

The aggregate market value of voting and nonvoting common equity held by nonaffiliates of the registrant as of June 30, 2021 was approximately $23,700,000 (based on a closing sale price of $1.68 per share as reported for the NASDAQ Global Select Market on June 30, 2021). For purposes of this calculation, shares of common stock held by officers, directors and their affiliated holders and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2025, 62,211,511 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

INDEX

DLT RESOLUTION, INC.

(FORMERLY HEMCARE HEALTH SERVICES, INC.)

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2024. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

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

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by DLT Resolution Inc. with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by DLT Resolution Inc. with the SEC may also be obtained from DLT Resolution Inc. by directing a request to DLT Resolution Inc., Attention: Drew Reid. 5940 S. Rainbow Blvd, Ste 400-32132, Las Vegas, NV 89118 or tel. 1 (702) 796-6363

EXPLANATORY NOTE

DLT Resolution, Inc. (the “Company”) is restating its previously issued audited consolidated financial statements as of and for the year ended December 31, 2022, in the 2023 Annual Report on Form 10-K (the “Restatement”). The Restatement results from the identification of errors related to the accounting for revenue, expenses, assets and liabilities and reclassification of the presentation of certain operating costs and expenses of continuing operations and discontinued operations. The restatement also includes previously unrecorded adjustments, including out of period errors, being recorded in the correct accounting period. Impacts for periods prior to 2022 have been accumulated and presented as an adjustment to the beginning balance of retained earnings as of December 31, 2021.

The Company has assessed the materiality of these errors in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 99 (“SAB”), Materiality and SAB No. 108, Quantifying Financial Statement Misstatements, and has concluded that the errors are material to the financial statements and therefore the consolidated financial statements as of and for the year ended December 31, 2022 should be restated.

For a more detailed description of the financial impact of the restatement, see Note 2 - Correction of Errors in Previously Reported 2022 Annual Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

	2022 (Restated)	2022 (Previously Reported)	Change
ASSETS
Current assets
Cash and cash equivalents	$11,815	$11,885	$-
Accounts receivable	8,224	57,631	(49,407)
Total current assets	20,109	69,516	(49,407)
Assets from discontinued operations	563	116,352	(115,789)
Intangible assets, net of accumulated amortization	-	139,848	(139,848)
Total assets	$20,672	$325,716	$(305,044)

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$157,287	$211,218	$(53,931)
Accounts payable, related party	-	15,000	(15,000)
Interest payable, related party	-	56,210	(56,210)
Related party payables	-	57,817	(57,817)
Notes payables, related party	133,585	81,500	52,085
Notes payable	29,650	29,560	-
Liabilities from discontinued operations	764,782	746,365	18,417
Total current liabilities	1,085,214	1,197,670	(112,456)

Notes payable, net of current portion	-	5,000	(5,000)
Total liabilities	1,085,214	1,202,670	(117,456)

Stockholders' deficit
Series A convertible preferred stock	-	-	-
Series B convertible preferred stock	64,000	64,000	-
Common stock	23,644	27,315	(3,671)
Common stock subscribed	-	14,000	(14,000)
Treasury stock, 3,815,000 shares at December 31, 2022 and 2021	-	(5,300)	5,300
Additional paid in capital	6,944,569	6,946,198	(1,629)
Other comprehensive income	588,885	555,810	33,075
Accumulated deficit	(8,685,640)	(8,478,977)	(206,663)
Total stockholders’ deficit	(1,064,542)	(876,954)	(187,588)

Total liabilities and stockholders' deficit	$20,672	$325,716	$(305,044)

	Year Ended December 31, 2022 (Restated)	Year Ended December 31, 2022 (Previously Reported)	Change
Revenue	$218,707	$218,707	$-
Cost of revenue and operating expenses
Cost of revenue	141,143	141,143	-
General and administrative	186,578	186,578	-
Depreciation and amortization	-	64,238	(64,238)
Total operating expenses	327,721	391,959	(64,238)
Loss from operations	(109,014)	(173,252)	(64,238)

Other income (expense)
Foreign exchange gain	56	56	-
Interest expense	(11,193)	(12,551)	1,358
Total other expense	(11,137)	(12,495)	1,358

Net loss from continuing operations	(120,151)	(185,747)	65,596

Loss from discontinued operations	(212,697)	(967,497)	754,800

Net loss	$(322,848)	$(1,153,244)	$820,396

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

At the core of its offerings, DLT Telecom Hosted PBX provides customers with cloud-based technology and infrastructure for IP voice communications at significant savings over on-premise solutions. Customers have the flexibility to utilize all the features such as voicemail to email, email transcription, call recording, CRM integration, remote workers, and mobile user apps without the capital expenditure of a traditional legacy system. By offering a truly supported hosted PBX platform, customers no longer require the expense of technicians making programming changes or deploying on site hardware.

Expansive Voice Portfolio - Traditional and Hosted IP. The Company’s feature-rich Hosted PBX platform eliminates the cost and complexity of owning and maintaining a traditional premise-based system.

Hosted PBX is an advanced, fully hosted, and managed service that is continually upgraded to support market leading business productivity features for all customers.

Employees

Currently there are eight employees of the Company. It’s operations are carried out using employees and independent contractors. The Chief Executive Officer’s employment is subject to an employment agreement.

Research and Development Expenditures

During the year ended December 31, 2023, the Company did not incur research and development expenses.

Business Strategy

DLT Resolution’s strategy for its legacy business is to provide secure data management to organizations large and small across Canada. Included with data management are telecom and other IT solutions to assist organizations with offloading burdensome back-office services and thus helping clients achieve operational efficiency.

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

ITEM 1A RISK FACTORS

Not Applicable

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2 PROPERTIES.

We do not own any property; the principal offices are located at 5940 S. Rainbow Blvd, Ste 400-32132, Las Vegas, NV 89118. The telephone number is 1 (702) 796-6363. Our GMT International business, which we acquired in 2024, uses a facility located at 4089 Route 309, Schnecksville, PA 18078.

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

Dividends

We declared $0 and $0 of dividends on preferred stock during the years ended December 31, 2023 and 2022.

Securities Authorized for Issuance under Equity Compensation Plans

There is no stock option plan in place for the company.

Recent Sales of Unregistered Securities

From January 1, 2024 to the date of this filing, the Company issued 15,673,000 shares of Common Stock to officers, directors, 6,013,980 shares of Common Stock for the acquisition of businesses and sold 13,714,052 newly issued shares of Common Stock to accredited investors for cash and services.

Securities issued in 2023

During the year ended December 31, 2023, the Company sold 999,751 shares of restricted Common Stock to third parties and received $59,985 in proceeds.

Securities issued in 2022

During the year ended December 31, 2022, the Company sold 388,274 shares of restricted Common Stock to third parties and received $184,577 in proceeds.

ITEM 6 SELECTED FINANCIAL DATA.

Summary of Financial Data

	December 31, 2023	December 31, 2022
Revenues	$142,738	$218,707

Operating Expenses	$223,853	$327,721

Income (Loss)	$1,206,581	$(332,848)

Total Assets	$211,386	$20,672

Liabilities	$263,135	$1,085,214

Stockholders’ (Deficit) Equity	$(51,749)	$(1,064,542)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of DLT Resolution, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Critical Accounting Policies

Use of Estimates

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during the year ended December 31, 2023.

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

Plan of Operations

Liquidity and Capital Resources. As of December 31, 2023, we had $650 of cash on hand and total liabilities of $263,135. We must secure additional funds in order to continue our business. We were required to sell shares of our Series A Common Stock to pay expenses relating to filing this report including legal, accounting and filing fees and will be required to secure additional financing to fund future filings. Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. Total revenues were $142,738 and $218,707 in 2023 and 2022, respectively, with the decrease attributable to a loss of customers due to a lack of liquidity that impaired operations. Total operating expenses were $223,853 for the year ended December 31, 2023, compared to $327,721 during the year ended December 31, 2022. The decrease in operating expenses relates to cost reductions implemented in connection with our reduced business volume.

Other Expense: Other Expense totaled ($156,949) for the year ended December 31, 2023, compared to Other Expense of ($11,137) during the year ended December 31, 2022. In 2023, we realized a ($162,665) loss from the sales of our subsidiaries DLT Data Services Ltd. and Union Strategies Inc. in March 2023.

Net (Loss) from Continuing Operations: For the years ended December 31, 2023 and 2022, we incurred losses from continuing operations of ($238,060) and ($120,151), respectively.

Net Income (Loss) from Discontinued Operations: For the year ended December 31, 2023, we generated $1,444,645 of net income from discontinued operations. For the year ended December 31, 2022, we incurred a ($212,697) loss from discontinued operations.

Net Income (Loss): We generated $1,206,585 of Net Income for the year ended December 31, 2023, compared to ($332,848) of Net Loss for the year ended December 31, 2022. The Net Income in 2023 was primarily the result of net income from discontinued operations in the amount of $1,444,645 compared to a ($212,697) loss from discontinued operations for the year ended December 31, 2022.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Since the appointment of SRCO Professional Corporation as our independent registered accounting firm through present, which included the audit of our financial statements for the years ended December 31, 2023 and 2022, there were (i) no disagreements between the Company and SRCO Professional Corporation on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of SRCO Professional Corporation, would have caused SRCO Professional Corporation to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During years ended December 31, 2023 and 2022, and in the subsequent interim period through to present, the Company has not consulted with SRCO Professional Corporation regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that SRCO Professional Corporation concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In assessing the effectiveness of our internal control over financial reporting as of December 31, 2023, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2023 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2023 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

•

Representative with Financial Expertise — For the year ended December 31, 2023, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION.

None.

PART III ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE. The Company’s executive officers and directors and their respective age as of December 31, 2023 are as follows: Director:

Name of Director	Age
Drew Reid	57

Executive Officer:

Name of Officer	Age	Office
Drew Reid	57	President, CEO and CFO

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

Drew Reid

Mr. Reid has a 35-year tenure in the finance industry, encompassing private equity, mergers and acquisitions, publicly traded and privately-owned entities. His experience spans roles in commodities trade desks, bond, equities, and currency trading with reputable institutions, including Bank of Tokyo from 1990 to 1992, CIBC from 1988 to 1990, and Burns Fry from 1987 to 1988. Throughout his career, Mr. Reid has played a role in cultivating profitable ventures, rejuvenating struggling companies, guiding businesses to the public market, and effectively managing diverse aspects of businesses. His expertise extends across areas such as vision, strategy, partnerships, customer relations, regulatory compliance, government engagement, and technology innovation. Presently, Mr. Reid also serves as the Executive Chairman of Ciscom Corp, a Canadian Stock Exchange listed enterprise.

Significant Employees

Drew Reid is an officer and Director of the Company.

Corporate Governance

Nominating Committee. We have not established a Nominating Committee because of our limited operations; and because we have one director who is John Wilkes.

Audit Committee. We have not established an Audit Committee because of our limited operations; and because we have only one director.

Code of Ethics. We have not adopted a Code of Ethics.

ITEM 11 EXECUTIVE COMPENSATION. Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Drew Reid	2023	0	0	0	0	0	0	0
Director	2022	0	0	0	0	0	0	0

John Wilkes	2023	0	0	0	0	0	0	0
Director	2022	0	0	0	0	0	0	0

There has been no cash payment outside of the amounts paid to the individuals above for services rendered in all capacities to us for the years ended December 31, 2023 and 2022. Minimal cash compensation is anticipated within the next six months to any officer or director of the Company. In 2024 to date, we issued a total of 9,000,000 shares of our Common Stock to Drew Reid.

Stock Option Grants

We did not grant any stock options to the executive officer during the years ended December 31, 2023 and 2022.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to the Company to own more than 5% of the outstanding common stock as of December 31, 2023 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial Owner	Number of Shares Owned	Percent Ownership
Drew Reid	10,000,000	20%
Gilles Trahan	5,666,667	11%
Mind TEC Group Ltd	3,955,000	8%
Abdul Matin Moosa	4,009,320	8%
Total	23,624,667	47%

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2023, there were no other material transactions between the Company and any Officer, Director or related party that has not been disclosed in the footnotes to the financial statements. Additionally, there are no Officers, Directors or other related parties that since the date of incorporation had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the years ended December 31, 2023 and 2022, the Company incurred auditing expenses of approximately $60,000 and $60,000. There were no other audit related services or tax fees incurred.

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

/s/ Drew Reid	/s/ Drew Reid
Drew Reid	Drew Reid
President and Chief Executive Officer	Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)

March 25, 2025	March 25, 2025

/s/ Lino Fera
Lino Fera

Director

March 25, 2025

/s/ Shaun Power
Shaun Power

Director

March 25, 2025

/s/ Tony Liao
Tony Liao

Director

March 25, 2025

/s/ Charles Brofman
Charles Brofman

Director

March 25, 2025

DLT RESOLUTION INC.

Consolidated Financial Statements

December 31, 2023 and 2022

F-1

DLT RESOLUTION INC.

Consolidated Financial Statements

December 31, 2023 and 2022

SRCO Professional Corporation

Chartered Professional Accountants

Licensed Public Accountants

Park Place Corporate Centre

15 Wertheim Court, Suite 409

Richmond Hill, ON L4B 3H7, Canada

Tel: 905 882 9500 & 416 671 7292

Fax: 905 882 9580

Email: info@srco.ca

www.srco.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DLT Resolution, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DLT Resolution, Inc. and its subsidiaries (collectively referred to as the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2022 Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2022 consolidated financial statements have been restated to correct misstatements.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, has negative cash flows from operating activities, working capital deficiency and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SRCO Professional Corporation

We have served as the Company’s auditor since 2024 Richmond Hill, Ontario, Canada March 25, 2025	CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practice public accounting by the Chartered Professional Accountants of Ontario

DLT RESOLUTION, INC

Consolidated Balance Sheets

As of December 31

	2023	2022 (Restated) (Note 2)
ASSETS
Current assets
Cash	$650	$11,885
Accounts receivable	5,379	8,224
Other receivable	205,357	-
Total current assets	211,386	20,109
Assets from discontinued operations	-	563
Total assets	$211,386	$20,672

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$177,421	$157,287
Notes payables, related party	55,416	133,585
Notes payable	30,298	29,560
Liabilities from discontinued operations	-	764,782
Total current liabilities	263,135	1,085,214

Total liabilities	263,135	1,085,214

Stockholders' Deficiency
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; Nil issued and outstanding at December 31, 2023 and December 31, 2022	-	-
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; Nil and 64,000 outstanding at December 31, 2023 and December 31, 2022	-	64,000
Common stock, $0.001 par value; 275,000,000 shares authorized; 26,810,479 outstanding at December 31, 2023 and 23,644,061 outstanding at December 31, 2022	26,810	23,644
Common stock subscribed	325,122	-
Additional paid in capital	7,065,388	6,944,569
Accumulated other comprehensive income	9,990	588,885
Accumulated deficit	(7,479,059)	(8,685,640)
Total stockholders’ deficiency	(51,749)	(1,064,542)

Total liabilities and stockholders' deficiency	$211,386	$20,672

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year ended December 31,
	2023	2022 (Restated) (Note 2)
Revenue	$142,738	$218,707
Cost of revenue and operating expenses
Cost of revenue	94,342	141,143
Gross profit	48,396	77,564

General and administrative	129,511	186,578
Total operating expenses	129,511	186,578

Loss from operations	(81,115)	(109,014)

Other income (expense)
Foreign exchange gain	13,820	56
Other expense	(162,665)	-
Interest expense	(8,104)	(11,193)
Total other expense	(156,949)	(11,137)

Net loss from continuing operations	$(238,064)	$(120,151)

Net income (loss) from discontinued operations (including gain on disposal of subsidiaries of $1,444,645 (2022 - $Nil)	$1,444,645	$(212,697)

Net income (loss)	$1,206,581	$(332,848)

Other comprehensive income
Foreign translation adjustment	23,127	80,232
Net income (loss) and comprehensive income (loss)	$1,229,708	(252,616)

Loss from continuing operations per share, basic and diluted	$(0.010)	$(0.004)
Earnings (loss) from discontinued operations per share	0.061	(0.008)
Weighted average basic shares outstanding	23,711,639	27,169,612
Weighted average diluted shares outstanding	23,711,639	27,169,612

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC

Consolidated Statements of Stockholders’ Deficiency

Year Ended December 31, 2023

	Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	income	Deficit	Total
Balance, December 31, 2022 (Restated) (Note 2)	64,000	$64,000	23,644,061	$23,644	$-	$6,944,569	$588,885	$(8,685,640)	$(1,064,542)

Conversion of Series B Preferred into Common Stock	(64,000)	(64,000)	2,166,667	2,166	-	61,834	-	-	-

Sale of common stock subscriptions	-	-	-	-	385,107	-	-	-	385,107

Issuance of Common Stock for cash proceeds	-	-	999,751	1,000	(59,985)	58,985	-	-	-

Sales of DLT Data Services Inc. and Union Strategies Inc.	-	-	-	-	-	-	(602,022)	-	(602,022)

Foreign translation adjustment	-	-	-	-	-	-	23,127	-	23,127

Net income	-	-	-	-	-	-	-	1,206,581	1,206,581

Balance, December 31, 2023	-	-	26,810,479	$26,810	$325,122	$7,065,388	$9,990	$(7,479,059)	$(51,749)

Year Ended December 31, 2022

Balance, December 31, 2021 (Restated) (Note 2)	64,000	$64,000	23,255,787	$23,256	$-	$6,760,380	$508,653	$(8,352,792)	$(996,503)

Issuance of common stock for cash proceeds	-	-	388,274	388	-	184,189	-	-	184,577

Foreign translation adjustment (Restated) (Note 2)	-	-	-	-	-	-	80,232		80,232

Net loss (Restated) (Note 2)	-	-	-	-	-	-	-	(332,848)	(332,848)

Balance, December 31, 2022 (Restated) (Note 2)	64,000	$64,000	23,644,061	$23,644	$-	$6,944,569	$588,885	$(8,685,640)	$(1,064,542)

See accompanying notes to consolidated financial statements.

DLT RESOLUTION, INC

Consolidated Statements of Cash Flows

	December 31,
	2023	2022 (Restated) (Note 2)
Cash flows from operating activities
Net loss from continuing operations	$1,206,581	$(332,848)
Net (income) loss from discontinued operations	(1,444,645)	212,697
Other non-cash expenses	162,665	-
Changes in operating assets and liabilities
Accounts receivable	10,681	39,424
Accounts payable and accrued liabilities	(35,359)	31,154
Net cash used in operating activities	(100,077)	(49,573)
Net cash used in discontinued operating activities	-	(113,080)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from (repayments of) notes payable, net	(79,102)	-
Proceeds from sale of common stock	179,750	184,577
Net cash provided by financing activities	100,648	184,577

Effect of foreign exchange	(11,806)	(39,822)
Cash at beginning of year	11,885	29,783
Cash at end of year	$650	$11,885

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

DLT RESOLUTION INC.

(FORMERLY HEMCARE HEALTH SERVICES INC.)

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 1 - Organization and Significant Accounting Policies

The Company was organized on January 17, 2007 (Date of Inception) under the laws of the State of Nevada, as DBL Senior Care, Inc. and subsequently changed its name to DLT Resolution Inc. on December 4, 2017.

DLT Resolution Inc. (“DLT, the “Company”, “we” and “our”) operates in three high-tech industry including telecommunications and data services which includes Image Capture, Data Collection, Data Phone Center Services, and Payment Processing. The Company offers secure data management, Information Technology (IT) and other telecommunications services in Canada and the United States. The Company operates a Health Information Exchange providing the ability to request and retrieve medical information and records while meeting all of today’s Security & Compliance demands for HIPAA, PIPEDA and PHIPA.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern for one year after the date these financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in regard to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. There can be no assurance that additional financing will be available when needed or on acceptable terms. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail commercialization activities. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash includes deposits in bank.

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

At December 31, 2023 and 2022, there were no uncertain tax positions that require accrual.

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

Earnings  (Loss) Per Share

Earnings (Loss) per share is calculated in accordance with FASB ASC topic 260. Basic earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period, assuming conversion or exercise of all potentially dilutive securities outstanding during each reporting period presented. Potentially dilutive securities are not presented or used in the computation of diluted loss per share on the statement of operations for periods when the Company incurs net losses, as their effect would be anti-dilutive.

Principals of Consolidation

The consolidated financial statements represent the results of DLT Resolution, Inc. and its subsidiary, DLT Resolution Corp., as continuing operations and Union Strategies, Inc. and DLT Data Services, its subsidiaries as discontinued operations. All intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of 0.757461 and 0.738989 in effect at the balance sheet dates of December 31, 2023 and December 31, 2022, respectively. Statements of operations amounts have been translated using the annual weighted average exchange rates of 0.729451 and 0.766043 for the years ended December 31, 2023 and 2022, respectively. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in accumulated other income (expense).

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash, account receivable, other receivable, accounts payable and accrued liabilities, notes payable to related parties, notes payable, approximate cost because of their short maturities or bear floating rate of interest. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

In June 2016, the Financial Accounting Standards Board, (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which amended the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. This update was effective for annual periods beginning after December 15, 2022. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements — Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures (“Topic 280”), which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Lastly, the amendment requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. This update is effective for annual per

In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), “Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024 and for private businesses for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statement disclosures.

Note 2 - Restatement

DLT Resolution, Inc. (the “Company”) is restating its previously issued audited consolidated financial statements as of and for the year ended December 31, 2022, in the 2023 Annual Report on Form 10-K (the “Restatement”). The Restatement results from the identification of errors related to the accounting for revenue, expenses, assets and liabilities and reclassification of the presentation of certain operating costs and expenses of continuing operations and discontinued operations. The restatement also includes out of period errors, being recorded in the correct accounting period. Impacts for periods prior to 2022 have been accumulated and presented as an adjustment to the beginning balance of retained earnings as of December 31, 2021.

The Company has assessed the materiality of these errors in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 99 (“SAB”), Materiality and SAB No. 108, Quantifying Financial Statement Misstatements, and has concluded that the errors are material to the financial statements and therefore the consolidated financial statements as of and for the year ended December 31, 2022 should be restated.

Description of Annual Restatement Tables

The following tables present the impact of the restatement on the previously reported consolidated balance sheet, statements of operations, comprehensive loss, , stockholder’s deficiency, cash flows for the year ended December 31, 2022, for which the values were derived from the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 5, 2024. The tables present the amounts as previously reported in the filing, adjustments to restate (restatement), as restated.

As of and for the year ended December 31, 2022

The effects of the restatement on the consolidated balance sheet as of December 31, 2022, are summarized in the following table:

	As Reported	Restatement	Note	As Restated
ASSETS
Current Assets:
Cash	$11,885	$-		$11,885
Accounts receivable	57,631	(49,407)	1	8,224
Total Current Assets	69,516	(49,407)		20,109
Assets from discontinued operations	116,352	(115,789)	2	563
Intangible assets, net of accumulated amortization	139,848	(139,848)	3	-
Total Assets	$325,716	$(305,044)		$20,672

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$211,218	$(53,931)	4	$157,287
Accounts payable, related party	15,000	(15,000)	4	-
Interest payable, related party	56,210	(56,210)	5	-
Related party payables	57,817	(57,817)	5	-
Notes payables, related party	81,500	52,085	5	133,585
Notes payable	29,560	-		29,650
Liabilities from discontinued operations	746,365	18,417	6	764,782
Total Current Liabilities	1,197,670	(112,456)		1,085,214

Notes payable, net of current portion	5,000	(5,000)	5	-
Total Liabilities	1,202,670	(117,456)		1,085,214

Stockholders’ Deficiency:
Series A convertible preferred stock	-	-		-
	64,000	-		64,000
Common stock	27,315	(3,671)	7	23,644
Common stock subscribed	14,000	(14,000)	8	-
Treasury stock, 3,815,000 shares at December 31, 2022 and 2021	(5,300)	5,300	7	-
Additional paid-in capital	6,946,198	(1,629)	7	6,944,569
Other comprehensive income	555,810	33,075	9	588,885
Accumulated deficit	(8,478,977)	(206,663)	10	(8,685,640)
Total Stockholders’ Deficiency	(876,954)	(187,588)		(1,064,542)
Total Liabilities and Stockholders’ Deficiency	$325,716	$(305,044)		$20,672

The following descriptions of the restatement adjustments to the balance sheet excludes a description of errors previously identified and concluded as immaterial that were also corrected as part of the restatement.

1.	The adjustment represents an elimination entry for an unreconciled intercompany receivable balance that was previously omitted from the consolidation process.
2.

The adjustments include (a) Intangible assets of USI, totaling $126,367 as previously reported were determined to be fully impaired at December 31, 2021; (b)  An additional impairment provision of $29,512 was recorded for doubtful accounts related to Data Service; offset by (c) Overdraft balances of $40,263 related to USI and Data Service which were reclassified to liabilities from discontinued operations.

3.

The intangible assets of DLT Resolution Corp., as previously reported, were determined to be fully impaired as of December 31, 2021. The adjustments include: (a) a reversal of amortization expense, in the amount of $61,969, previously charged to the consolidated statement of operations for the year ended December 31, 2022; offset by (b) the recognition of a full impairment provision in the amount of $201,817 for the intangible assets.

4.

The adjustments primarily include: (a) the reclassification of an intercompany balance in the amount of $39,603 that was incorrectly included in the accounts payable; (b) the reclassification of a balance related to discontinued operations in the amount of $31,843 that was erroneously included in accounts payable; offset by (c) the reclassification of $15,000 to accounts payable that was previously incorrectly reported as accounts payable – related party and (4) adjustment for the overstatement of accounts payable of $2,515.

5.

In prior years, the Company incorrectly accrued interest expense on a related party note payable, resulting in an over-accrual of $56,210 as of December 31, 2022. Additionally, the total related party notes payable was overstated by $10,732, a $5,000 note payable to a related party was misclassified as a non-current liability. The adjustments were made to correct the interest over-accrual and the overstatement of the notes payable balance, to reclassify the note payable to current liabilities, and to present all related party notes payable as a single line item.

6.

The adjustments primarily include: (a) the reclassification of a $31,843 balance related to discontinued operations that was erroneously included in accounts payable; (b) the reclassification of a bank overdraft of $40,263 to liabilities from discontinued operations; offset by (c) the adjustment relating to elimination of an unreconciled intercompany balance of $53,689 that was previously omitted from the consolidation process.

7.	It was determined that no treasury stock was held, resulting in a $5,300 decrease in treasury stock, a $1,629 decrease in additional paid-in capital, and a $3,671 decrease in common stock.
8.	It was determined that a common stock subscription was not consummated, resulting in a $14,000 decrease in the common stock subscribed balance.
9.

In prior years, changes in the fair value of financial liabilities related to prior acquisitions, as well as the impact of their subsequent settlement, were incorrectly recorded in accumulated other comprehensive income. Under U.S. GAAP, such changes and settlement impacts should have been recognized in the consolidated statement of operations. Restatement adjustments were made to correct this presentation and properly reflect the amounts in accumulated deficit. Additionally, adjustments were made to recognize the full impairment of intangible assets as of December 31, 2021, which had not been previously recorded in the appropriate period.

10.	As a result of the corrections noted in the consolidated income statement and the adjustments noted above, the Company recognized a cumulative increase in the accumulated deficit of $206,663.

The effects of the restatement on the consolidated statement of operations for the year ended December 31, 2022 are summarized in the following table:

	As Reported	Restatement	Note	As Restated
Revenue	$218,707	$-		$218,707
Cost of revenue	141,143	-		141,143
General and administrative (including professional fees)	186,578	-		186,578
Depreciation and amortization	64,238	(64,238)	1	-
Loss from operations	(173,252)	(64,238)		(109,014)

Other income (expense)
Foreign exchange gain	56	-		56
Loss on sales of subsidiaries	-	-		-
Interest expense	(12,551)	1,358	2	(11,193)
Total other expense	(12,495)	1,358		(11,137)
Net loss from continuing operations	(185,747)	65,596		(120,151)

Loss from discontinued operations	(967,497)	754,800	3	(212,697)

Net loss	$(1,153,244)	$820,396		$(332,848)

The following descriptions of the restatement adjustments to the statement of operations excludes a description of errors previously identified and concluded as immaterial that were also corrected as part of the restatement.

1

The intangible assets of DLT Resolution Corp., as previously reported, were determined to be fully impaired as of December 31, 2021. Accordingly, the amortization expense previously recognized in the consolidated statement of operations for the year ended December 31, 2022 has been reversed.

2.	The adjustment represents a reversal of interest expenses recognized.
3.

The intangible assets of USI were determined to be fully impaired as of December 31, 2021. However, an impairment charge was previously recorded as of December 31, 2022. Accordingly, an adjustment in the amount of $833,297 was made to reverse the impairment recognized in 2022 and properly reflect the impairment as of 2021. Additionally, an impairment of accounts receivable related to Data Service was recorded for the year ended December 31, 2022, to reflect the collectability issues identified during the period. An adjustment was also made to recognize previously omitted cost of revenue in the amount of $52,933, which had not been recorded in the previously issued consolidated financial statements.

The effects of the restatement on the consolidated statement of comprehensive loss for the year ended December 31, 2022 are summarized in the following table:

	As Reported	Restatement	Note	As Restated
Net loss applicable to common shareholders	$(1,153,244)	$820,396	1	$(332,848)

Foreign translation adjustment	$738,155	$(657,923)	2	$80,232
		$-		$-
Total comprehensive loss	$(415,089)	$162,473		$(252,616)

The following descriptions of the restatement adjustments to the consolidated comprehensive income excludes a description of errors previously identified and concluded as immaterial that were also corrected as part of the restatement.

1.	The corrections of errors in the statement of operations noted above decreased the net loss applicable to common shareholders by $820,396.
2.	The corrections of errors in the balance sheet, statement of operations and accumulated deficit noted above decreased the foreign translation adjustment by $657,923.

The effects of the restatement on the consolidated statement of stockholders’ deficiency for the year ended December 31, 2022 are summarized in the following table:

	Note	Series B Preferred Stock	Common Stock	Common Stock Subscribed	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
As Previously Reported
Balance at December 31, 2021		$64,000	$26,926	$14,000	$6,762,010	$(5,300)	$(182,345)	$(6,548,815)	$130,476

Restatements Adjustments:
Treasury stock	1	-	(3,671)	-	(1,629)	5,300	-	-	-
Common stock subscribed	2	-	-	(14,000)	-	-	-	-	(14,000)
Other comprehensive income	3	-	-	-	-	-	690,998	-	690,998
Accumulated deficit	4	-	-	-	-	-	-	(1,803,977)	(1,803,977)
As Restated
Balance at December 31, 2021		$64,000	$23,255	$-	$6,760,381	$-	$508,653	$(8,352,792)	$(996,503)

The following descriptions of the restatement adjustments to the consolidated statement of stockholders’ deficiency excludes a description of errors previously identified and concluded as immaterial that were also corrected as part of the restatement.

1.	It was determined that no treasury stock was held, resulting in a $5,300 decrease in treasury stock, a $1,629 decrease in additional paid-in capital, and a $3,671 decrease in common stock.
2.	It was determined that a common stock subscription was not consummated, resulting in a $14,000 decrease in the common stock subscribed balance.
3.

In prior years, changes in the fair value of financial liabilities related to prior acquisitions, as well as the impact of their subsequent settlement, were incorrectly recorded in accumulated other comprehensive income. Under U.S. GAAP, such changes and settlement impacts should have been recognized in the consolidated statement of operations. Restatement adjustments were made to correct this presentation and properly reflect the amounts in accumulated deficit.

Adjustments were made to recognize the full impairment of intangible assets as of December 31, 2021, which had not been previously recorded in the appropriate period.

4.

As a result of the corrections to the prior period, the Company recognized the net cumulative effect of these adjustments in the opening accumulated deficit. This resulted in an increase to the accumulated deficit as of the beginning of the earliest period presented.

The effects of the restatement on the consolidated statement of cash flows for the year ended December 31, 2022 are summarized in the following table:

		Year Ended December 31, 2022
	As Reported	Restatement Adjustment	Note	As Restated
Cash flows from operating activities:
Net loss	$(185,747)	$(147,374)	1	$(332,848)
Net loss from discontinued operations		(212,697)	1	212,697
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	34,499	(34,499)	2	-
Depreciation and amortization expense	64,238	(64,238)	3	-
Changes in operating assets and liabilities
Accounts receivable	(53,522)	92,946	2	39,424
Interest payable, related party	9,143	(9,143)	4	-
Accounts payable and accrued liabilities	22,710	8,444	5	31,154
Accounts payable, related party	(90,915)	90,915	6	-
Net cash used in operating activities	(199,594)	149,748		(49,573)
Net cash used in discontinued operating activities	-	(113,080)	1	(113,080)

Cash flows from financing activities
Proceeds from sales of common stock	184,577	-		184,577
Net cash provided by financing activities	184,577	-		184,577

Effect of exchange rate of cash	(2,881)	(36,941)		(39,822)
Cash and cash equivalents at beginning of year	29,783	-		29,783
Cash and cash equivalents at end of year	$11,885	-		$11,885
Supplemental cash flow information
Cash paid for interest	-	-		-
Cash paid for income taxes	-	-		-

The following descriptions of the restatement adjustments to the statement of cash flows excludes a description of errors previously identified and concluded as immaterial that were also corrected as part of the restatement.

1.	The adjustment results from the Company presenting operating cash flows from discontinued operations as a single line item on the face of the consolidated statement of cash flows.
2.	Adjustments were made to correct the timing of recognition of bad debt expense, which should have been recorded in 2021 rather than 2022.
3.

The intangible assets of DLT Resolution Corp., as previously reported, were determined to be fully impaired as of December 31, 2021. As a result,  the amortization expense previously charged to the consolidated statement of operations for the year ended December 31, 2022 is reversed.

4.	An adjustment was made to correct the over-accrual of interests payable.
5.	Adjustments were made to provide additional accruals.
6.	The movement was incorrectly reflected in previously reported cash flows. The adjustment was made to correct the error.

Note 3 – Discontinued Operations

The Company suspended the operations of Union Strategies, Inc. (“USI”) in 2022 and recognized its activities as discontinued operations in consolidated financial statements.  In March 2023, the Company sold its 100% ownership of USI to a third party for a nominal payment.

The Company suspended the operations of DLT Data Service Inc. in 2022 and recognized its activities as discontinued operations.  On March 15, 2023, the Company sold its 100% ownership of DLT Data Services Inc. to a third party for a nominal purchase price.

As a result, Union Strategies, Inc. and DLT Data Services Inc. (the “Discontinued Companies”) are recognized as discontinued operations in the accompanying consolidated financial statements. The previous year’s assets, liabilities and expenses have been similarly classified for comparative purposes. The following is a summary of the Discontinued Companies for the years ended December 31, 2023 and 2022:

	2023	2022 (Restated) (Note 2)
Assets
Prepaid expenses	$-	$563
Total assets	-	563
Liabilities
Bank overdraft	-	40,263
Accounts payable and accrued liabilities	-	650,620
Notes payable	-	73,899
Total liabilities	-	764,782

Revenues	-	64,131
Cost of revenue	-	(63,462)
General and administrative expense	-	(152,045)
Loss from impairment of long-lived assets	-	(61,321)
Gain on sales of subsidiaries	1,444,645	-
Net income (loss) from discontinued operations	$1,444,645	$(212,697)

Pursuant to the disposition of subsidiaries in 2023, the Company fully impaired the receivable from the then-subsidiaries and recognized $162,665 as other expenses in the consolidated statements of operation.

Upon the disposition of certain subsidiaries in 2023, the cumulative foreign currency translation adjustment of $602,022 was released from accumulated other comprehensive income and recognized in the consolidated statement of operations. This amount included $243,919 related to the foreign translation of the subsidiaries' financial statements and $358,103 related to foreign exchange differences arising from the push-down accounting of the Company’s investment in those subsidiaries. The total amount was included in net income from discontinued operations for the year ended December 31, 2023.

Note 4 – Notes Payable

On August 1, 2017, the Company entered into a $10,000 note payable. The note was due on July 1, 2019 and bears compounded interest at 3% per annum. On November 30, 2017, the Company paid $5,000 toward the obligation. As of December 31, 2023 and 2022, $5,995 and $5,821 of note principal and interest are outstanding, respectively.

The Government of Canada launched CEBA to assist businesses during the current challenges by providing interest-free unsecured loans. As of December 31, 2023 and 2022, which the Company carries as a $30,298 and $103,459 (2022 - $29,560 was included in Notes payable and $73,899 was included in liabilities from discontinued operations respectively.) outstanding balance, respectively.

Note 5 - Stockholders’ Deficiency

Series A Convertible Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $1 per share.

There were 0 shares of Series A convertible preferred stock issued and outstanding as of December 31, 2023 and 2022.

Series B Convertible Preferred Stock

The Company is authorized to issue up to 500,000 shares of Series B Convertible Preferred Stock. As of December 31, 2023 and 2022, the Company had Nil and 64,000 shares of issued and outstanding Series B Convertible Preferred Stock. In December 2023, the holder of 64,000 shares of Series B Convertible Preferred Stock exchanged the shares for 2,166,667 shares of newly issued Company Common Stock.

Common Stock

During the year ended December 31, 2022, the Company sold 388,274 shares of its restricted common stock to third parties and received $184,577 in proceeds.

During the year ended December 31, 2023, the Company sold 6,919,916 shares of its restricted common stock for cash proceeds of $385,107, which were recorded as common stock subscribed. In connection with the stock subscription sales, the Company directed $205,357 of the proceeds to be deposited into DLT International, Inc., an entity controlled by the Company’s Chief Executive Officer, for safekeeping purposes. In January 2024, DLT International, Inc. became a wholly-owned subsidiary of the Company and subsequently used the funds during 2024 to pay certain operating expenses on behalf of the Company.

Of the 6,919,916 shares of restricted common stock sold during 2023, the Company issued 999,751 shares in 2023, 5,033,251 shares in 2024, and 820,248 shares through the date of these consolidated financial statements in 2025. The remaining 66,666 shares are to be issued.

Note 6 - Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Pursuant to FASB ASC Topic 740, when it is more likely than not that a tax asset cannot be realized through future income, the Company must provide an allowance for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period. The Company records estimated losses from interest and penalties arising from taxes remitted late as well as unrecognized tax benefits as they are incurred as general and administrative expenses. The Company did not have accrued interest or penalties related to income taxes as of December 31, 2023 or 2022. The Company has not filed its 2023 and 2022 tax returns as of the date of this filing.

The sources and tax effects of the temporary differences for the periods presented are as follows (rounded to the nearest thousand):

	December 31, 2023	December 31, 2022
Net operating loss carry forward	$4,451,000	$5,576,000
Applicable Canadian Federal and Provincial tax rates	26.5%	26.5%
Deferred tax asset related to net operating losses	1,202,000	1,524,000
Deferred tax asset relating to debt discounts and derivative liability (at 26.5%)	-	-
Valuation allowance	(1,202,000)	(1,524,000)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the United States federal statutory rate of 21% and 35% to the income tax recorded is as follows:

	December 31, 2023 (21%)	December 31, 2022 (21%)
Tax benefit at United States Federal statutory rate	$(253,000)	$69,000
Differences in U.S. and Canadian tax rates on provision	(168,000)	69,000
Increase in valuation allowance	421,000	(126,000)
Income tax provision	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2023 or 2022, or since inception.

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

Note 7 - Related Party Transactions

No compensation was incurred for the services of the Company’s directors or executives during the years ended December 31, 2023 and 2022.

As of December 31, 2023 and December 31, 2022, the Company had outstanding amounts payable to related parties of $55,416 and $133,585. The obligations are unsecured, due on demand and payable in Canadian dollars.

Included in amounts payable to related parties is a note payable to a related party as settlement for consulting services. The note carries interest of 9% compounded annually, is due on demand and has an outstanding balance of $25,578 and $70,047 as of December 31, 2023 and 2022, respectively.

During the year ended December 31, 2022, the Company sold 388,274 shares of its restricted common stock to third parties and received $184,577 in proceeds.

During the year ended December 31, 2023, the Company sold 6,919,916 shares of its restricted common stock for cash proceeds of $385,107, which were recorded as common stock subscribed. In connection with the stock subscription sales, the Company directed $205,357 of the proceeds to be deposited into DLT International, Inc., an entity controlled by the Company’s Chief Executive Officer, for safekeeping purposes. In January 2024, DLT International, Inc. became a wholly-owned subsidiary of the Company and subsequently used the funds during 2024 to pay certain operating expenses on behalf of the Company.

Of the 6,919,916 shares of restricted common stock sold during 2023, the Company issued 999,751 shares in 2023, 5,033,251 shares in 2024, and 820,248 shares through the date of these consolidated financial statements in 2025. The remaining 66,666 shares are to be issued.

Note 8 – Accounts payable and accrued liabilities

	December 31, 2023	December 31, 2022 (Restated) (Note 2)
	$	$
Trade and other payable	64,617	55,628
Accrued liabilities	112,804	101,659

	177,421	157,287

Note 9 – Commitments and contingencies

A Canadian subsidiary of the Company incurs employer payroll taxes and withholds payroll taxes from employee compensation and is required to remit the funds to Canadian government authorities on a timely basis. The subsidiary has not remitted the payroll taxes and carries the obligation as a current liability. The subsidiary intends to remit the funds as soon as it has the financial ability. The government authorities may assess penalties and interest on the subsidiary. No provision on the balance sheet is carried for the possible assessment. Management estimates that the amount of a potential assessment would not be material to the financial statements as of December 31, 2023 and 2022.

The Company charges and collects Canadian federal and provincial sales taxes known as harmonized sales tax or HST and is required to remit the funds to Canadian government authorities on a timely basis. The subsidiary has not remitted the HST taxes and carries the obligation as a current liability. The subsidiary intends to remit the funds as soon as it has the financial ability. The government authorities may assess penalties and interest on the subsidiary. No provision on the balance sheet is carried for the possible assessment. Management estimates that the amount of a potential assessment would not be material to the financial statements as December 31, 2023 and 2022.

Note 10 – Subsequent events

On January 1, 2024, the Company acquired 100% ownership of DLTI International Inc., an Ontario corporation that was owned by the Company’s Chief Executive Officer, for nominal consideration.

From January 1, 2024 to the date of this filing, the Company issued a total 35,401,032 shares of Common stock, of which 15,673,000 were issued to officers and directors for their services, 13,714,052 were issued for stock subscriptions sold and services performed, and 6,013,980 shares as consideration for the acquisition described further below.

On March 11, 2024, the Company entered into a purchase agreement with Global Motor Trade LLC, Global Motor Trade International LLC, SJ Auto Trade LLC, WEC International LLC. and the beneficial owners of each entity, collectively referred to as GMTI. GMTI, based in the United States, specializes in international wholesale distribution and sale of vehicles, vehicle parts and equipment, and machinery and equipment, with a primary focus on United States, Canada, Mexico, Southeast Asia, China, Europe, Dubai, and Africa. The Company paid the purchase price by issuing 6,013,980 shares of Common Stock valued at the current market value at that time and any pledge to transfer new shares issued to the Company’s Chief Executive Officer up through May 31, 2024, or by closing.

On March 13, 2024, the Company appointed Charles Brofman as Director, General Counsel and Secretary.

On April 9, 2024, the Company sold its 100% ownership of DLT Resolution Corp. to a third party for a nominal purchase price and the acquirer assumed all DLT Resolution Corp’s liabilities on a nonrecourse basis.

