Form 10-Q
period 2024-03-31
DLT Resolution Inc.
filed 2025-10-09
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of October 9, 2025, 66,031,137 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

FORM 10-Q

QUARTER ENDED MARCH 31, 2024

Item 1: Financial Statements.

DLT RESOLUTION, INC

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$52,166	$727
Accounts receivable	3,114	5,379
Other receivable	39,442	205,357
Total current assets and assets	$94,722	$211,463

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$156,550	$83,898
Notes payables, related party	32,213	18,386
Liabilities from discontinued operations	157,113	160,928
Total current liabilities and liabilities	345,876	263,212

Stockholders’ deficit
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; Nil issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; Nil issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value; 275,000,000 shares authorized; 29,930,897 and 26,810,479 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	29,931	26,810
Common stock subscribed	234,168	325,122
Additional paid-in capital	7,249,281	7,065388
Accumulated other comprehensive income	94,165	9,990
Accumulated deficit	(7,858,699)	(7,479,059)
Total stockholders’ deficit	(251,154)	(51,749)
Total liabilities and stockholders’ deficit	$94,722	$211,463

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months ended March 31,
	2024	2023
Revenue	$35,055	$-
Cost of revenue and operating expenses
Cost of revenue	24,745	-
General and administrative	199,163	-
Total operating expenses	223,908	-

Loss from operations	(188,853)	-

Other income (expense)
Other income	5,412	-
Foreign exchange loss	(109,556)	-
Interest expense	(2,468)	(1,829)
Total other expense	(106,612)	(1,829)
Net loss from continuing operations	$(295,465)	$(1,829)
Net income from discontinued operations	$-	$1,265,454
Net (loss) income	$(295,465)	$1,263,625
Other comprehensive income
Foreign translation adjustment	(84,175)	(72,407)
Net (loss) income and comprehensive (loss) income	$(379,640)	$1,191,218
Loss from continuing operations per share, basic and diluted	(0.01)	(0.00)
Earnings (loss) from discontinued operations per share	$0.00	$0.05
Weighted average basic shares outstanding	29,759,445	23,499,561
Weighted average diluted shares outstanding	29,759,445	23,499,561

 See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	income	Deficit	Total
Balance, December 31, 2023	-	$-	26,810,478	$26,810	$325,122	$7,065,388	$9,990	$(7,479,059)	$(51,749)

Sale of common stock subscriptions	-	-	-	-	69,660	-	-	-	69,660

Issuance of Common Stock for cash proceeds	-	-	3,120,418	3,121	(160,614)	183,893	-	-	26,400

Foreign currency translation adjustment	-	-	-	-	-	-	84,175	(84,175)	-

Net income	-	-	-	-	-	-	-	(295,465)	(295,465)

Balance, March 31, 2024	-	$-	29,930,897	$29,931	$234,168	$7,249,281	$94,165	$(7,858,699)	$(251,154)

Balance, December 31, 2022	64,000	$64,000	23,644,061	$23,644	$-	$6,944,569	$588,885	$(8,685,640)	$(1,064,542)

Foreign currency translation adjustment	-	-	-	-	-	-	(72,407)	-	(72,407)

Net income	-	-	-	-	-	-	-	1,263,625	1,263,625

Balance, March 31, 2023	64,000	$64,000	23,644,061	$23,644	$-	$6,944,569	$516,478	$(7,422,015)	$126,676

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Cash flows from operating activities
Net (loss) income from continuing operations	$(295,465)	$(1,829)

Adjustments to reconcile net loss to net cash used in operating activities
Other income	(5,412)	-
Bad debt expense	256	-
Changes in operating assets and liabilities
Accounts receivable	225,493	8,224
Accounts payable and accrued liabilities	44,631	(168,276)
(Repayments to) proceeds from related parties	13,827	-
Net cash used in operating activities	(16,670)	(161,881)
Net cash used in discontinued operating activities	(3,815)	158,278
Net cash used in investing activities	-	-

Cash flows from financing activities
Repayments of notes payable	-	(6,532)
Proceeds from sales of common stock	69,659	-
Net cash provided by (used in) financing activities	69,659	(6,532)

Net change in cash	49,174	(10,135)
Effect of exchange rate on cash	2,265	-
Cash at beginning of period	727	11,885
Cash at end of period	$52,166	$1,750

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

Note 1 – Organization and Description of Business

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date these financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in regard to this matter include raising additional equity financing and borrowing funds under a private credit facility and/or other credit sources. There can be no assurance that additional financing will be available when needed or on acceptable terms. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail commercialization activities. Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

Note 2 – Summary of Significant Accounting Policies

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

Cash

Cash includes deposits in the bank accounts of DLT Resolution Inc. and its subsidiaries with accounts denominated in Canadian dollars and U.S. dollars. Cash payments and receipts are routed through the Company’s subsidiaries and certain related parties. As of March 31, 2024 and December 31, 2023, our cash held in banks was $52,166 and $650, respectively.

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

At March 31, 2024 and December 31, 2023, there were no uncertain tax positions that require accrual.

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

Principals of Consolidation

The consolidated financial statements represent the results of DLT Resolution, Inc. and its subsidiaries, DLT Telecom Inc. and DLT International Inc., as continuing operations and DLT Resolution Corp., its subsidiary, as discontinued operations. All intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of 0.74 and 0.76 in effect at the balance sheet dates of March 31, 2024 and December 31, 2023, respectively. Statements of operations amounts have been translated using the quarterly weighted average exchange rates of 0.74 and 0.71 for the three months ended March 31, 2024 and 2023, respectively. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in accumulated other income (expense).

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill to reporting units based on the expected benefit from the business combination. Allocation of purchase consideration to identifiable assets and liabilities affects the amortization expense, as acquired finite-lived intangible assets are amortized over the useful life, whereas any indefinite-lived intangible assets, including goodwill, are not amortized. During the measurement period, which is not to exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. There is no significant impact from adopting ASU 2019-12 on the Company’s financial condition, results of operations, and cash flows.

In April 2021, The FASB issued ASU 2021-04 to codify the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. The Company adopted this guidance for the fiscal year beginning April 1, 2022. There is no significant impact from adopting ASU 2021-04 on the Company’s financial condition, results of operations, and cash flows.

On March 28, 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. ASU 2023-01 is designed to clarify the accounting for leasehold improvements associated with common control leases, thereby reducing diversity in practice. The new standard is effective for the Company for its fiscal year beginning January 1, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve the disclosures regarding a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The Company is required to adopt the guidance in the fourth quarter of fiscal 2025, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (“ASU 2023-09”) to provide disaggregated income tax disclosures on rate reconciliation and income taxes paid. The Company is required to adopt the guidance in the fourth quarter of fiscal 2026, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

The Company continues to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.

Note 3 – Discontinued Operations

In April 2024, the Company sold its 100% ownership of DLT Resolution Corp. to a third party for a nominal payment. The Company suspended the operations of Union Strategies, Inc. (“USI”) and DLT Data Service Inc. in 2022.  In March 2023, the Company sold its 100% ownership of USI and DLT Data Services Inc. to a third party for a nominal payment. As a result, DLT Resolution Corp., DLT Data Services Inc. and USI are recognized as discontinued operations in the accompanying consolidated financial statements. The 2023 assets, liabilities, revenues and expenses have been similarly classified for comparative purposes. The following is a summary of the Discontinued Companies as of March 31, 2024 and 2023 and for the three months then ended:

	2024	2023
Assets
Cash	$-	1,862
Accounts receivable	-	25,289
Intangible assets	$-	$-
Total assets	-	27,151
Liabilities
Bank overdraft	75	-
Accounts payable and accrued liabilities	90,481	90,556
Notes payable	66,556	66,544
Total liabilities	157,113	157,100

Revenues	-	45,638
Cost of revenue	-	(32,661)
General and administrative expense	-	(29,504)
Other expense	-	(162,665)
Gain on sales of subsidiaries	-	1,444,646
Net income from discontinued operations	$-	$1,265,454

Liabilities from discontinued operations include a loan payable to the Government of Canada, which launched CEBA to assist businesses during the challenges during the COVID period by providing interest-free unsecured loans. As of March 31, 2024 and December 31, 2023, the Company carries as a $29,580 and $30,298 outstanding balance, respectively.

In 2021, DLT Resolution Corp borrowed $50,000 Canadian dollars from an individual. The obligation is unsecured and was due on December 31, 2023. The Company did not repay the obligation and it assumed by the buyer of DLT Resolution Corp as part of its sale in April 2024. As of March 31, 2024 and December 31, 2023, the Company carries as a $36,976 and $37,873 outstanding balance, respectively, with the change in balance attributed to the change in the U.S. dollar and Canadian dollar exchange rate.

Note 4 – Notes Payable

We issued note payable as settlement for consulting services. The note carries interest of 9% compounded annually, is due on demand and has an outstanding balance of $26,153 and $25,578 as of March 31, 2024 and December 31, 2023, respectively.

We issued a $10,000 note payable in 2017 that carries interest of 3% compounded annually, is due on demand and has an outstanding balance of $6,060 and $5,995 as of March 31, 2024 and December 31, 2023, respectively.

Note 5 – Stockholders’ Equity

Series A Convertible Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $1 per share.

There were Nil shares of Series A convertible preferred stock issued and outstanding as of March 31, 2024 and December 31, 2023.

Series B Convertible Preferred Stock

The Company is authorized to issue up to 500,000 shares of Series B Convertible Preferred Stock. As of March 31, 2024 and December 31, 2023, the Company had Nil and Nil shares of issued and outstanding Series B Convertible Preferred Stock. In December 2023, the holder of 64,000 shares of Series B Convertible Preferred Stock exchanged the shares for 2,166,667 shares of newly issued Company Common Stock.

Common Stock

During the three months ended March 31, 2024, the Company sold 3,120,418 shares of its restricted common stock for cash proceeds of $385,107, which were recorded as common stock subscribed. In connection with the stock subscription sales, the Company directed $205,357 of the proceeds to be deposited into DLT International, Inc., an entity controlled by the Company’s Chief Executive Officer, for safekeeping purposes. In January 2024, DLT International, Inc. became a wholly-owned subsidiary of the Company and subsequently used the funds during 2024 to pay certain operating expenses on behalf of the Company.

Of the 6,919,916 shares of restricted common stock sold during 2023, the Company issued 999,751 shares in 2023, 5,033,251 shares in 2024, and 820,248 shares through the date of these consolidated financial statements in 2025. The remaining 66,666 shares are to be issued.

Note 6 – Income Taxes

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

The sources and tax effects of the temporary differences for the periods presented are as follows (rounded to the nearest thousand):

	March 31,	December 31,
	2024	2023
Net operating loss carry forward	$4,830,000	$4,451,000
Applicable Canadian Federal and Provincial tax rates	26.5%	26.5%
Deferred tax asset related to net operating losses	$1,280,000	$1,202,000
Deferred tax asset relating to debt discounts and derivative liability (at 26.5%)	—	—
Valuation allowance	(1,280,000)	(1,202,000)

Net deferred tax asset	$—	$—

The Company did not pay any income taxes during the three months ended March 31, 2024, or since inception.

The net federal operating loss carry forward will begin to expire in 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381. Tax years commencing at inception remain open for examination by the IRS, where applicable.

Note 7 – Related Party Transactions

As of March 31, 2024 and December 31, 2023, the Company had outstanding amounts payable to related parties of $130,782 and $55,416. The obligations are unsecured, due on demand and payable in Canadian dollars.

Included in amounts payable to related parties is a note payable to a related party as settlement for consulting services. The note carries interest of 9% compounded annually, is due on demand and has an outstanding balance of $26,153 and $25,578 as of March 31, 2024 and December 31, 2023, respectively.

 Note 8 – Subsequent events

From April 1, 2024 to the date of this filing, the Company issued a total 36,100,240 shares of Common stock, of which 19,050,000 were issued to directors, officers and consultants for their services, 17,050,240 were issued for stock subscriptions sold and services performed.

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

On April 14, 2025, DLT Resolution Inc. (“DLT” or the “Company”) entered into a Termination and Rescission Agreement (the “Termination Agreement”) with Global Motor Trade International LLC, WEC International LLC, SJ Auto Trade LLC, Global Motor Trade LLC (collectively, the “LLCs”), and Charles Bronfman and Abdul Matin Moosa (collectively, the “Sellers”), to terminate and rescind the Share Purchase Agreement by and between DLT and the Sellers dated March 11, 2024 (“SPA”).

Pursuant to the Termination Agreement, the LLCs remain under the Sellers’ ownership, and no interest is deemed to have transferred to DLT. The Sellers agreed to return all 6,013,000 shares of DLT Common Stock issued under the SPA. DLT and the Seller have mutually released each other from all claims, liabilities, or obligations related to the SPA, (Share Purchase Agreement).

On April 13, 2025, DLT Resolution Inc. (“DLT” or the “Company”), through its wholly-owned subsidiary DLT Global Motor LLC (“DLTGM”), entered into a Joint Venture Agreement (the “JV Agreement”) with Charles Brofman, Abdul Matin Moosa, and their affiliated entities, Global Motor Trade LLC and Global Motor Trade International LLC (collectively, “GMTI” and, together with Mr. Brofman and Mr. Moosa, the “JV Partners”). The JV Agreement was intended to establish an international wholesale auto trade business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation. Shareholders’ Equity General.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of DLT Resolution, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on March 26, 2025.

Revenues

Revenues for the three months ended March 31, 2024 and 2023 were $35,055, all of which were generated by DLT Telecom, Inc. For the three months ended March 31, 2024, revenues were $46,529, all of which were generated by DLT Resolution Corp., a discontinued operation. The decrease resulted primarily from  having fewer customers and less revenue per customer in the three months ended March 31, 2024.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2024 were $24,745, all of which were incurred by DLT Telecom, Inc. For the three months ended March 31, 2024, cost of revenue was $21,837, all of which were incurred by DLT Resolution Corp., a discontinued operation.

General and Administrative

General and administrative expense was $199,163 for the three months ended March 31, 2024. For the three months ended March 31, 2023, general and administrative expense was $31,036, all of which wa incurred by DLT Resolution Corp., a discontinued operation. The increase in general and administrative expense was primarily due to the costs incurred in 2024 to reduce the backlog in our accounting and audit our 2022 and 2023 financial statements.

Other Expense

We realized a foreign exchange loss of $109,557, other income $5,412 and interest expense of $2,468 for the three months ended March 31, 2024 compared to a foreign exchange loss of Nil, other income of Nil and interest expense of $1,842 for the three months ended March 31, 2023.

Net (Loss) from Continuing Operations

For the three months ended March 31, 2024 and 2023, we incurred losses from continuing operations of ($295,465) and ($8,173), respectively.

Net Income (Loss) from Discontinued Operations

For the three months ended March 31, 2024, we generated net income of Nil from discontinued operations. For the year ended December 31, 2023, we generated $1,265,454 of net income from discontinued operations.

Net Income (Loss)

We generated a ($295,465) Net Loss for the three months ended March 31, 2024, compared to $758,877 of Net Income for the three months ended March 31, 2023. The Net Income in 2023 was primarily the result of net income from discontinued operations in the amount of $1,265,454. compared to Nil from discontinued operations for the three months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2024, we had total current assets of $94,722 and current liabilities of $345,876 creating a working capital deficit of $251,154. As of December 31, 2023, we had $727 cash on hand and total liabilities of $263,212. We must secure additional funds in order to continue our business.

Net cash used in operating activities was ($16,670) during the three months ended March 31, 2024 compared to ($161,881) for the same period in 2023. Net cash used in discontinued operating activities was ($3,815) for the three months ended March 31, 2024 compared to $158,278 in net cash provided by discontinued operations for the three months ended March 31, 2023.

No cash was used in investing activities during the three months ended March 31, 2024 and 2023.

During the three months ended March 31, 2024, the Company provided $69,659 cash from financing activities, which resulted from sales of shares of our Common Stock. During the three months ended March 31, 2023, the Company used $6,532 of cash in financing activities.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In assessing the effectiveness of our internal control over financial reporting as of March 31, 2024, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, management concluded that our internal control over financial reporting as of March 31, 2024 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of March 31, 2024, the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

17

•

Representative with Financial Expertise — For the three months ending March 31, 2024, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required under Regulation S-K for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

19

Item 6. Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLT Resolution, Inc.

By:	/s/ Drew Reid	/s/ Shaun Power
	Drew Reid	Shaun Power
	President and Chief Executive Officer	Chief Financial Officer
	(Principal Executive Officer)	(Principal Financial Officer)

	October 9, 2025	October 9, 2025

21