Form 10-Q
period 2024-06-30
DLT Resolution Inc.
filed 2025-10-31
CIK 1420368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of October 31, 2025, 72,045,117 shares of the registrant’s Common Stock, $0.001 par value, were issued and outstanding.

FORM 10-Q

QUARTER ENDED JUNE 30, 2024

Item 1: Financial Statements.

DLT RESOLUTION, INC

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$562,099	$727
Accounts receivable	31	5,379
Other receivable	38,721	205,357
Total current assets and assets	$600,851	$211,463

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$293,817	$83,898
Notes payables, related party	32,781	18,386
Liabilities from discontinued operations	-	160,928
Total current liabilities and liabilities	326,598	263,212

Stockholders’ equity (deficit)
Series A convertible preferred stock, $1.00 par value; 5,000,000 shares authorized; Nil issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Series B convertible preferred stock, $1.00 par value; 500,000 shares authorized; Nil issued and outstanding at June 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value; 275,000,000 shares authorized; 38,189,231 and 26,810,479 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	38,189	26,810
Common stock subscribed	857,797	325,122
Additional paid-in capital	7,323,473	7,065,388
Accumulated other comprehensive income (loss)	(27,119)	9,990
Accumulated deficit	(7,918,087)	(7,479,059)
Total stockholders’ equity (deficit)	274,253	(51,749)
Total liabilities and stockholders’ equity	$600,851	$211,463

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended			Six Months Ended
	June 30, 2024	June 30, 2023		June 30, 2024	June 30, 2023

Revenues	$29,270		$25,627	$64,325		$25,627
Cost of revenue and operating expenses
Cost of revenue	16,449		5,701	41,194		5,701
General and administrative	358,895		9,141	558,058		9,141
Total operating expenses	375,344		14,842	599,252		14,842
(Loss) income from operations	(346,074)		105	(534,927)		10,785

Other income (expense)
Foreign exchange gain (loss)	15,886		(121)	(93,669)		(121)
Other income	—		—	5,412		—
Interest expense	1,266		(1,828)	(1,202)		(3,657)
Total other income (expense)	17,152		(1,949)	(89,459)		(3,778)

(Loss) income from continuing operations	$(328,922)		$8,836	$(624,386)		$7,007

Income (loss) from discontinued operations	$277,927		$(22,067)	$277,927		$1,243,387

Net (loss) income	$(50,995)		$(13,231)	$(346,459)		$1,250,394
Other comprehensive (loss) income
Foreign translation adjustment	(8,393)			(92,569)
Net (loss) income and comprehensive (loss) income	$(59,388)	$		$(439,028)	$

(Loss) earnings from continuing operations per share, basic and diluted	$(0.01)		$0.00	(0.02)		0.00

Earnings (loss) from discontinued operations per share	0.01		0.00	0.01		0.00
Weighted average basic shares outstanding	37,281,722		23,644,061	33,520,584		23,644,061
Weighted average diluted shares outstanding	37,281,722		23,644,061	33,520,584		23,644,061

 See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

	Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	income	Deficit	Total
Balance, December 31, 2023	-	$-	26,810,478	$26,810	$325,122	$7,065,388	$9,990	$(7,479,059)	$(51,749)

Sale of common stock subscriptions	-	-	-	-	738,240	-	-	-	738,240

Issuance of Common Stock for cash proceeds	-	-	3,878,752	3,879	(205,565)	228,086	-	-	26,400
Issuance of Common Stock for service	-	-	7,500,000	7,500	-	30,000	-		37,500
Sale of DLT Resolution Corp.	-	-	-	-	-	-	(129,678)		(129,678)
Foreign currency translation adjustment	-	-	-	-	-	-	92,569	(92,569)	-

Net loss	-	-	-	-	-	-	-	(346,459)	(346,459)

Balance, June 30, 2024	-	$-	38,189,231	$38,189	$857,797	$7,323,474	$(27,119)	$(7,918,087)	$274,253

Balance, December 31, 2022	64,000	$64,000	23,644,061	$23,644	$-	$6,944,569	$588,885	$(8,685,640)	$(1,064,542)

Foreign currency translation adjustment	-	-	-	-	-	-	(155,733)	-	(188,718)

Net income	-	-	-	-	-	-	-	1,250,394	1,250,394

Balance, June 30, 2023	64,000	$64,000	23,644,061	$23,644	$-	$6,944,569	$433,152	$(7,435,246)	$30,119

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2024	Six Months Ended June 20, 2023

Cash flows from operating activities
Net (loss) income from continuing operations	$(624,386)	$7,007

Adjustments to reconcile net loss to net cash used in operating activities
Other income	(5,412)	-
Bad debt expense	256	-
Share of Common Stock issued for services	37,500	-
Changes in operating assets and liabilities
Accounts receivable	171,727	-
Accounts payable and accrued liabilities	209,919	(58,013)
(Repayments to) proceeds from related parties	14,395	(57,570)
Net cash used in operating activities	(196,001)	(108,576)
Net cash provided by discontinued operating activities	29,843	120,454
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from sales of common stock	764,639	-
Net cash provided by (used in) financing activities	764,639	-

Net change in cash	598,481	11,878
Effect of exchange rate on cash	(37,109)	-
Cash at beginning of period	727	173
Cash at end of period	$562,099	$12,051

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

DLT RESOLUTION, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

Note 1 – Organization and Description of Business

DLT Resolution Inc. (“DLT, the “Company”, “we” and “our”) operates in three high-tech industries including telecommunications and data services which includes Image Capture, Data Collection, Data Phone Center Services, and Payment Processing. The Company offers secure data management, Information Technology (IT) and other telecommunications services in Canada and the United States. The Company operates a Health Information Exchange providing the ability to request and retrieve medical information and records while meeting all of today’s Security & Compliance demands for HIPAA, PIPEDA and PHIPA.

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

Cash

Cash includes deposits in the bank accounts of DLT Resolution Inc. and its subsidiaries with accounts denominated in Canadian dollars and U.S. dollars. Cash payments and receipts are routed through the Company’s subsidiaries and certain related parties. As of June 30, 2024 and December 31, 2023, our cash held in banks was $562,099 and $727, respectively.

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

At June 30, 2024 and December 31, 2023, there were no uncertain tax positions that require accrual.

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

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Canada is the Canadian Dollar. The subsidiaries’ assets and liabilities have been translated to U.S. dollars using exchange rates of 0.73 and 0.76 in effect at the balance sheet dates of June 30, 2024 and December 31, 2023, respectively. Statements of operations amounts have been translated using the six-month weighted average exchange rates of 0.74 and 0.72 for the six months ended June 30, 2024 and 2023, respectively. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in accumulated other income (expense).

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

Note 3 – Discontinued Operations

In April 2024, the Company sold its 100% ownership of DLT Resolution Corp. to a third party for a nominal payment and recognized a $277,927 gain on the sale, including a gain on foreign currency translation adjustment. The Company suspended the operations of Union Strategies, Inc. (“USI”) and DLT Data Service Inc. in 2022.  In March 2023, the Company sold its 100% ownership of USI and DLT Data Services Inc. to a third party for a nominal payment. As a result, DLT Resolution Corp., DLT Data Services Inc. and USI are recognized as discontinued operations in the accompanying consolidated financial statements. The 2023 assets, liabilities, revenues and expenses have been similarly classified for comparative purposes. The following is a summary of the Discontinued Companies as of June 30, 2024 and 2023 and for the six months then ended:

	2024	2023
Assets
Cash	$-
Accounts receivable	-
Intangible assets	$-	$-
Total assets	-
Liabilities
Bank overdraft	-	-
Accounts payable and accrued liabilities	-
Notes payable	-
Total liabilities	-

Revenues	-	754
Cost of revenue	-	(5,900)
General and administrative expense	-	(733)
Other expense	-	(16,188)
Gain on sales of subsidiaries and gain on foreign currency translation adjustment	277,927	1,265,454
Net income from discontinued operations	$277,927	$1,243,387

Liabilities from discontinued operations include a loan payable to the Government of Canada, which launched CEBA to assist businesses during the challenges during the COVID period by providing interest-free unsecured loans. As of December 31, 2023, the Company carries as a $30,298 outstanding balance.

In 2021, DLT Resolution Corp borrowed $50,000 Canadian dollars from an individual. The obligation is unsecured and was due on December 31, 2023. The Company did not repay the obligation and it assumed by the buyer of DLT Resolution Corp as part of its sale in April 2024. As of December 31, 2023, the Company carries as a $37,873 outstanding balance.

Note 4 – Notes Payable

We issued note payable as settlement for consulting services. The note carries interest of 9% compounded annually, is due on demand and has an outstanding balance of $26,153 and $25,578 as of June 30, 2024 and December 31, 2023, respectively.

We issued a $10,000 note payable in 2017 that carries interest of 3% compounded annually, is due on demand and has an outstanding balance of $6,060 and $5,995 as of June 30, 2024 and December 31, 2023, respectively.

Note 5 – Stockholders’ Equity

Series A Convertible Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock can be converted to common shares at the option of the holder at a rate of $1 per share.

There were Nil shares of Series A convertible preferred stock issued and outstanding as of June 30, 2024 and December 31, 2023.

Series B Convertible Preferred Stock

The Company is authorized to issue up to 500,000 shares of Series B Convertible Preferred Stock. As of June 30, 2024 and December 31, 2023, the Company had Nil and Nil shares of issued and outstanding Series B Convertible Preferred Stock. In December 2023, the holder of 64,000 shares of Series B Convertible Preferred Stock exchanged the shares for 2,166,667 shares of newly issued Company Common Stock.

Common Stock

During the six months ended June 30, 2024, the Company sold 3,878,752 shares of its restricted common stock for cash proceeds of $231,965 and received $738,240 in cash proceeds for shares we issued after June 30, 2024.

The Company issued 7,500,000 shares of its restricted common stock in the six months ended June 30, 2024 for consulting services that were valued at $37,500 based on the market value of the shares.

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

The sources and tax effects of the temporary differences for the periods presented are as follows (rounded to the nearest thousand):

	June 30,	December 31,
	2024	2023
Net operating loss carry forward	$4,796,000	$4,451,000
Applicable Canadian Federal and Provincial tax rates	26.5%	26.5%
Deferred tax asset related to net operating losses	$1,270,000	$1,202,000
Deferred tax asset relating to debt discounts and derivative liability (at 26.5%)	—	—
Valuation allowance	(1,270,000)	(1,202,000)

Net deferred tax asset	$—	$—

The Company did not pay any income taxes during the six months ended June 30, 2024, or since inception.

The net federal operating loss carry forward will begin to expire in 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381. Tax years commencing at inception remain open for examination by the IRS, where applicable.

Note 7 – Related Party Transactions

As of June 30, 2024 and December 31, 2023, the Company had outstanding amounts payable to related parties of $73,737 and $49,168. The obligations are unsecured, due on demand and payable in Canadian dollars.

As of June 30, 2024 and December 31, 2023, the Company has an outstanding receivable from a company controlled by the Company’s chief executive officer in the amounts of $38,721 and $43,277, respectively.

As of June 30, 2024 and December 31, 2023, the Company has an outstanding liability payable to the Company’s chief executive officer in the amounts of $31,055 and $7,563, respectively.

Included in amounts payable to related parties is a note payable to a related party as settlement for consulting services. The note carries interest of 9% compounded annually, is due on demand and has an outstanding balance of $26,655 and $25,578 as of June 30, 2024 and December 31, 2023, respectively.

The Company has issued a total of 15,373,000 shares of its restricted common stock to its officers and directors as of October 28, 2025.

The related parties that had material transactions for the six months ended June 30, 2024, and 2023, consist of the following:

Name	Related Party	Nature of Relationship to the Company
Drew Reid	A	CEO and Chairman
Gilles Trahan	B	Over 5% shareholder, consultant with the Company, and controls Mind Tech Group Ltd.
Alkaneid Corp.	C	An entity controlled by Drew Reid
Montelco Corp.	D	An entity controlled by Drew Reid
MindTech Group Ltd.	E	An entity controlled by Gilles Trahan

As of June 30, 2024, and December 31, 2023, amounts owing to related parties consist of as follows

Related Party	Nature of outstanding	June 30, 2024	Dec 31, 2023
A	Loan Payable	$31,055	$7,563
B	Loan Payable	$16,027	$16,027
D	Loan Receivable	$38,721	$43,277
E	Loan Payable	$26,655	$25,578

The amounts owing to related parties are unsecured, non-interest bearing.

For the six months ended June 30, 2024, and 2023, transactions with related parties and their nature consist of as follows:

Related Party	Six months ended June 30, 2024	Year ended December 31, 2023	Nature of transactions
B	$12,500	$-	Issued common stock in lieu of services.
C	$25,000	$-	Issued common stock in lieu of services.

Note 8 – Subsequent events

From July 1, 2024 to the date of this filing, the Company issued a total 27,841,906 shares of Common stock, of which 11,550,000 were issued to directors, officers and consultants for their services, 16,291,906 were issued for stock subscriptions sold and services performed.

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

Revenues

Revenues for the three and six months ended June 30, 2024 were $29,270 and $64,325, respectively, all of which were generated by DLT Telecom, Inc. For the three and six months ended June 30, 2023, revenues were $25,627 and $25,627, respectively. All 2023 revenues were generated by DLT Resolution Corp., a discontinued operation.

Cost of Revenue

Cost of revenue for the three and six months ended June 30, 2024 were $16,449 and $41,194, respectively, all of which were incurred by DLT Telecom, Inc. For the three and six months ended June 30, 2023, cost of revenue were $5,701 and $5,701, respectively. All 2023 was incurred by DLT Resolution Corp., a discontinued operation.

General and Administrative

General and administrative expense was $358,895 and $558,058 for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, general and administrative expense was $9,141 and $9,141, respectively. The increase in general and administrative expense was primarily due to the costs incurred in 2024 to reduce the backlog in our accounting and audit our 2022 and 2023 financial statements and the increase in consulting fees.

Other (Income) Expense

We realized a foreign exchange gain of $15,886 and interest income of $1,266 for the three months ended June 30, 2024 compared to a foreign exchange loss of $121 and interest expense of $1,828 for the three months ended June 30, 2023. We realized a foreign exchange loss of ($93,669), other income $5,412 and interest expense of ($1,202) for the six months ended June 30, 2024 compared to a foreign exchange loss of $121, other income of $Nil and interest expense of $3,657 for the six months ended June 30, 2023.

Net (Loss) from Continuing Operations

For the three months ended June 30, 2024, we incurred losses from continuing operations of ($328,922). For the six months ended June 30, 2024, we incurred losses from continuing operations of ($624,386). For the three months ended June 30, 2023, we generated income from continuing operations of $8,836. For the six months ended June 30, 2023, we generated from continuing operations of $7,007.

Net Income (Loss) from Discontinued Operations

For the three and six months ended June 30, 2024, we generated net income of $277,927 from discontinued operations that resulted from our sale of DLT Resolution Corp in April 2024. For the three months ended June 30, 2023, we generated ($22,067) of net losses from discontinued operations that was DLT Resolution Corp., which had minimal activity. For the six months ended June 30, 2023, we generated $1,243,387 of net income from discontinued operations that was primarily from our sales of DLT Data Services Inc. and Union Strategies Inc, our two former subsidiaries.

Net Income (Loss)

We generated a ($50,995) Net Loss for the three months ended June 30, 2024, compared to ($13,231) for the three months ended June 30, 2023. We generated a ($346,549) Net Loss for the six months ended June 30, 2024, compared to $1,250,394 of Net Income for the six months ended June 30, 2023. The Net Income in 2023 was primarily the result of net income from discontinued operations in the amount of $1,243,387 compared to $277,927 from discontinued operations for the six months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2024, we had total current assets of $600,851 and current liabilities of $326,598. As of December 31, 2023, we had $727 cash on hand and total liabilities of $263,212. We must secure additional funds in order to continue our business.

Net cash used in operating activities was ($196,001) during the six months ended June 30, 2024 compared to ($108,576) for the same period in 2023. Net cash provided by discontinued operating activities was $29,843 for the six months ended June 30, 2024 compared to $120,454 in net cash provided by discontinued operations for the six months ended June 30, 2023.

No cash was used in investing activities during the six months ended June 30, 2024 and 2023.

During the six months ended June 30, 2024, the Company provided $764,639 cash from financing activities, which resulted from sales of shares of our Common Stock. During the six months ended June 30, 2023, the Company used $Nil of cash in financing activities.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In assessing the effectiveness of our internal control over financial reporting as of June 30, 2024, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, management concluded that our internal control over financial reporting as of June 30, 2024 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of June 30, 2024, the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

17

•

Representative with Financial Expertise — For the six months ended June 30, 2024, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

There have been no changes in our internal control over financial reporting that occurred during the ix months ended June 30, 2024 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

DLT Resolution, Inc.

By:	/s/ Drew Reid	/s/ Shaun Power
	Drew Reid	Shaun Power
	President and Chief Executive Officer	Chief Financial Officer
	(Principal Executive Officer)	(Principal Financial Officer)

	October 31, 2025	October 31, 2025

21